Form 10-K
period 2021-12-31
Ault Disruptive Technologies Corp
filed 2022-04-15
CIK 1864032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

Commission file number 1-41171

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-2279256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV	89141	(949) 444-5464
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ADRT	NYSE American
Redeemable Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50	ADRTW	NYSE American

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on February 8, 2022 as reported by The Nasdaq Stock Market LLC on such date was approximately $107.8 million. The registrant has elected to use February 8, 2022, which was the date that its common stock began trading separately from the warrants included in the units sold in its initial public offering, as the calculation date because on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was not a publicly traded company. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 14,375,000 shares of common stock outstanding as of April 13, 2022.

Documents incorporated by reference: None

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission (“SEC”), before making investment decisions regarding our common stock. Such risks include, but are not limited to:

•	disruptive technology companies present special risks to investors;

•	newly formed company without an operating history;

•	we may not be able to consummate a business combination within the applicable time period, but have the ability to extend;

•	our ability to continue as a “going concern;”

•	lack of opportunity to vote on our proposed business combination;

•	lack of protections afforded to investors of blank check companies;

•	issuance of equity and/or debt securities to consummate a business combination;

•	lack of working capital;

•	third-party claims reducing the per-share redemption price;

•	negative interest rate for securities in which we invest the funds held in the trust account;

•	our stockholders being held liable for claims by third parties against us;

•	failure to enforce the Sponsor’s (defined below) indemnification obligations;

•	the ability of warrant holders to obtain a favorable judicial forum for disputes with the Company;

•	dependence on key personnel;

•	conflicts of interest of the Sponsor, officers and directors and the representative;

•	the delisting of our securities by NYSE American;

•	dependence on a single target business with a limited number of products or services;

•	shares being redeemed and Warrants becoming worthless;

•	our competitors with advantages over us in seeking business combinations;

•	ability to obtain additional financing;

•	our initial stockholders controlling a substantial interest in us;

•	Warrants’ and founder shares’ adverse effect on the market price of our common stock;

•	disadvantageous timing for redeeming Warrants;

•	registration rights’ adverse effect on the market price of our common stock;

•	impact of COVID-19 and related risks;

•	business combination with a company located in a foreign jurisdiction;

•	changes in laws or regulations; tax consequences to business combinations; and

•	exclusive forum provisions in our amended and restated certificate of incorporation.

PART I

ITEM 1.	BUSINESS

General

Ault Disruptive Technologies Corporation, a Delaware corporation (the “Company” or “we”), is a recently-organized blank check company incorporated in February 2021 whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we intend to focus on opportunities to acquire companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society. We intend to acquire a target business or businesses with disruptive technologies that our management team believes can achieve mainstream adoption and create opportunities for long-term appreciation in value.

Our sponsor, Ault Disruptive Technologies Company, LLC (the “Sponsor”), is a wholly-owned subsidiary of BitNile Holdings, Inc. (formerly known as Ault Global Holdings, Inc.) (NYSE American: NILE) (“BitNile”). BitNile owns interests in various subsidiaries and investments that are engaged in the cryptocurrency, defense-aerospace, industrial, automobile, real estate, telecommunications, medical-biopharma and textiles industries.

Immediately prior to our Initial Public Offering (as defined below) our Sponsor owned 100% of our capital stock, consisting of shares of common stock. We anticipate that our Sponsor's voting power and equity ownership may be substantially diluted in connection with our initial business combination, either from the issuance of new shares of common stock in exchange for the capital stock of the target, the issuance of our capital stock to third-party investors providing additional funding to us in connection with the initial business combination, or both.

On December 20, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 11,500,000 units (the “Units”), of which 1,500,000 Units represented the exercise by the underwriters’ of their over-allotment option. Each Unit consisted, before its components began trading separately, of one share of common stock of the Company, par value $0.001 per share, and three-fourths of one redeemable warrant of the Company (the “Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of the Initial Public Offering, we completed the private placement and sale of an aggregate of 7,100,000 Warrants to purchase one share of common stock (the “Placement Warrants”) to our Sponsor, at a purchase price of $1.00 per Placement Warrant, generating gross proceeds to the Company of $7,100,000.

A total of $116,725,000, comprised of $112,125,000 of the proceeds from the Initial Public Offering (which amount includes the $3,450,000 of the underwriters’ deferred discount) and $4,600,000 of the proceeds of the sale of the Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay taxes (less up to $50,000 interest to pay dissolution expenses), the funds held in the trust account will not be released from the trust account until the earliest of (i) the consummation of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or up to 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of our public shares if we are unable to consummate our initial business combination within 12 months (or up to 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering, subject to applicable law.

The Placement Warrants are identical to the Warrants included in the Units which were sold in the Initial Public Offering, except (a) the Placement Warrants will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees and (b) the Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may be exercised by the holders on a cashless basis, and (iii) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales of the Placement Warrants. The issuance of the Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our common stock upon the consummation of our initial business combination, subject to the limitations described herein. If we are unable to consummate our initial business combination within 12 months following the effectiveness of the Initial Public Offering, we may, but are not obligated to, extend the period of time to complete an initial business combination up to two times by an additional three months each time (for a total of up to 18 months to consummate an initial business combination), subject to the Sponsor, or its affiliates or designees contributing, for each such three-month extension, an additional $0.10 per share of common stock then outstanding to the trust account, and at the end of the applicable period or any other approved extension of such period, we will redeem 100%. The per-share price upon such redemption will be payable in cash and will equal the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions as described herein. In connection with any extension of the period of time that we have to complete our initial business combination pursuant to the feature described above, our public stockholders will not be entitled to vote or to redeem their shares. This feature is different from some other special purpose acquisition companies.

We are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141.

Strategy

While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search on opportunities to acquire companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society. Our business strategy is to identify and consummate our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our selection process is expected to leverage our management team’s relationship network and unique multi-industry expertise, including proven deal-sourcing and structuring capabilities, to provide us with a multitude of business combination opportunities. Our management team has experience:

•	delivering positive returns within industries mired in legacy thought and practices;

•	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of a number of businesses;

•	sourcing, structuring, acquiring and selling businesses and achieving synergies to create stockholder value;

•	establishing a wide deal flow and efficient methodology of screening superior merger and acquisition targets utilizing various relationships with leading private equity firms, venture capital firms and venture arms of electrification technology companies who have various portfolio investments that are potential acquisition candidates;

•	partnering with industry-leading companies to increase sales and improve the competitive position of those companies;

•	fostering relationships with sellers, capital providers and target management teams; and

•	accessing the equity and debt capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Our Management Team

Our management team consists of experienced deal makers, operators and investors.

Milton C. (Todd) Ault, III, the Chairman of the board of directors of the Company (the “Board”), has nearly 30 years of experience identifying value in multiple asset classes in numerous financial markets as an entrepreneur, private equity investor, board member and corporate executive. Since March 2017, Mr. Ault has spent a substantial portion of his time transforming BitNile into a diversified holding company with interests in the cryptocurrency, defense-aerospace, industrial, automobile, real estate, telecommunications, medical-biopharma and textiles industries. Mr. Ault has been the Executive Chairman of the board of directors of BitNile from March 2017 to date, and served as its Chief Executive Officer from December 2017 to January 2021.

Mr. Ault also serves as the Chairman Emeritus of Alzamend Neuro, Inc. (“Alzamend Neuro”), a biopharmaceutical company focused on developing novel products for the treatment of neurodegenerative diseases and psychiatric disorders, since June 2021, and previously served as its Executive Chairman of the board of directors from February 2016 to June 2021. Mr. Ault serves as the Executive Chairman of the board of directors of Avalanche International Corp. dba MTIX International (“Avalanche”), a publicly traded company engaged in developing advanced materials and processing technology for textile applications, since September 2014. Further, Mr. Ault serves as the Chairman of the board of directors and the Chief Executive Officer of Ault & Company, Inc., a holding company with various investments, since December 2015. Additionally, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a private wealth management family office, since January 2011.

As our Chairman, Mr. Ault will lead the Board and guide the Company. Mr. Ault brings extensive knowledge of the current business environment and a deep background in identifying undervalued businesses and disruptive technology companies and transactional expertise in mergers and acquisitions, financial restructuring and capital markets.

William B. Horne, our Chief Executive Officer and a member of the Board, is also a key team member of BitNile. He has been BitNile’s Chief Executive Officer since January 2021, its President from August 2020 to January 2021 and its Chief Financial Officer from January 2018 to August 2020. Mr. Horne joined the board of directors of BitNile in October 2016. Mr. Horne has demonstrated day-to-day operational leadership of BitNile and experience with a range of disruptive technology companies in quickly evolving industries, as well as extensive knowledge of complex financial and accounting issues.

Mr. Horne has been the Chairman of the board of directors of Alzamend Neuro since June 2021 and served as its Chief Financial Officer from June 2016 to December 2018 and director from June 2016 to June 2021. He is also a director and the Chief Financial Officer of Avalanche since June 2016. Mr. Horne previously served as Chief Financial Officer of OptimisCorp, a healthcare technology developer, from January 2008 to May 2013, and Chief Financial Officer of Patient Safety Technologies, Inc., a medical device provider, from June 2005 to October 2008, and its interim Chief Executive Officer from January 2007 to April 2008. Prior to that, Mr. Horne held supervisory positions at the accounting firm Price Waterhouse, LLP (now PwC). Mr. Horne earned a B.A. degree in accounting from Seattle University.

Henry C.W. Nisser, our President, General Counsel and a member of the Board, joined BitNile as its Executive Vice President and General Counsel in May 2019, and became a director in September 2020 and President, while remaining its General Counsel, in January 2021. Mr. Nisser is well qualified in his position due to his substantial knowledge and more than two decades of working experience in corporate law, mergers and acquisitions, and corporate controls and governance.

Mr. Nisser has served as the Executive Vice President and General Counsel of Alzamend Neuro on a part-time basis since May 2019, and has been a director of that company since September 2020. Mr. Nisser has also been the Executive Vice President and General Counsel of Avalanche since May 2019. Prior to joining BitNile and these companies, Mr. Nisser practiced law at the New York law firm Sichenzia Ross Ference LLP from October 2011 to April 2019, concentrating on national and international corporate law, with a focus on U.S. federal securities law compliance, mergers and acquisitions, equity and debt financings, and corporate governance. Mr. Nisser earned a B.A. degree in international relations and economics from Connecticut College and an LL.B. from University of Buckingham School of Law in the United Kingdom. Mr. Nisser speaks fluent French and Swedish and is conversant in Italian.

Kenneth S. Cragun, our Chief Financial Officer, has been the Chief Financial Officer of BitNile since August 2020, Senior Vice President of Finance of Alzamend Neuro on a part-time basis since June 2021 and was previously its Chief Financial Officer on a part-time basis from December 2018 to June 2021. Mr. Cragun also currently sits on the board of directors and is the chairman of the audit committee of Verb Technology Company, Inc. (Nasdaq: VERB), a publicly-traded software-as-a-service applications platform developer, since September 2018.

Mr. Cragun served as a Chief Financial Officer Partner at Hardesty, LLC, a national executive services firm from October 2016 to December 2018. His assignments at Hardesty included serving as Chief Financial Officer of CorVel Corporation (Nasdaq: CRVL), a publicly-traded healthcare risk management software company, and RISA Tech, Inc., a structural design and optimization software company. Mr. Cragun was also Chief Financial Officer of two Nasdaq-traded companies, Local Corporation, a local search engine provider, from April 2009 to September 2016, and Modtech Holdings, Inc., a supplier of modular buildings, from June 2006 to March 2009. Mr. Cragun began his career at the accounting firm Deloitte. Mr. Cragun earned a B.S. degree in accounting from Colorado State University-Pueblo.

David Katzoff, our Vice President of Finance, has been the Senior Vice President of Finance of BitNile since January 2019. He is also the Chief Operating Officer of Alzamend Neuro since December 2020 and was previously its Senior Vice President of Operations from November 2019 to December 2020. Mr. Katzoff served as the Chief Financial Officer of Lumina Media, LLC, a privately-held media company and publisher of life-style publications, from 2015 to December 2018, and Vice President of Finance of Local Corporation from 2003 to 2017. Mr. Katzoff earned a B.S. degree in business management from the University of California at Davis.

We believe the reputations and experience of our officers and directors and our ability to leverage their sourcing, valuation, diligence and execution capabilities will provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. Our competitive strengths, we believe, include the following:

Industry Experience. Our management team has demonstrated success growing companies. We believe the strong track record of our management team will provide access to quality initial business combination partners. In addition, through our management team, we believe we have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

Alternative Path to Becoming Public. We believe our structure will make us an attractive business combination partner to prospective target businesses that desire to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that the target businesses may favor this alternative, which we believe is less expensive, while offering greater potential certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our stockholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to the public investors.

Strong and Stable Financial Position with Flexibility. With funds in the trust account of $116.7 million available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us on favorable terms, if at all.

Depth of Team and Access to Resources. We have a dedicated management team with a track record of executing on transactions, and the resources to source and evaluate a large number of potential transactions.

Experienced Board of Directors. We believe that our ability to leverage the experience of our Board, comprising senior operating executives across multiple sectors and industries, will provide us with a distinct advantage in being able to source, evaluate and consummate an attractive transaction.

Sourcing Channels and Leading Industry Relationships. We believe our capabilities, reputation, and deeply-varied industry relationships will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate.

Execution and Structuring Capability. We believe our management team and Board’s combined expertise and reputation will allow us to source and complete a transaction possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we can generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Public Company Experience. All members of our management team and most of our directors have extensive experience as public company executives and/or board members. This experience will serve as a key competitive advantage in selecting companies that will benefit from going public, positioning us as an attractive partner to management teams of potential target companies, and help to create long-term value post-closing of our initial business combination.

Acquisition Strategy

Based on the collective business and acquisition experiences of our management team, we will seek to identify and target opportunities to acquire companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society. We intend to acquire a target business or businesses with disruptive technologies that our management team believes can achieve mainstream adoption and create opportunities for long-term appreciation in value. Among these businesses, we may look at companies engaged in 5G communications, robotics, blockchain and enterprise networking. Given our management team’s collective track record of successfully closing transactions and extensive industry contacts, we believe we can identify potential targets in these and other areas and successfully negotiate and consummate our initial business combination, although we cannot provide any assurance as to if or when an initial business combination will be consummated. In addition, we believe the target business will benefit from our involvement, including through the potential strategic relationships we can introduce, as well by our assisting the target in areas such as corporate financing and integrating mergers and acquisitions, vendor and customer growth. Our selection process will also leverage our team’s network of industry, private equity and venture capital relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants that we believe should provide us with significant acquisition transaction opportunities.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

•	Significant Transformational Potential. We will generally seek to acquire businesses that have promising disruptive technologies which, if they gain momentum and become mainstream, have the potential to be a game changer in the near future. We may pursue businesses with owners who would be interested in a reverse merger, which is a combination effected via an exchange of equity, that could leave most or all our existing cash available as capital to support growth efforts. Such a transaction could result in dilution to holders of the common stock. See “Risk Factors.”

•	Potential Leadership Position in its Industry. We will generally seek to identify businesses that have the potential to gain a leadership position in their industry or a defensible niche with a target market as a result of a new and emerging technology.

•	Strong Competitive Positioning and Differentiated Technology. We plan to focus on attractive companies with differentiated technology aimed at solving critical challenges in their areas of focus. Companies with unique and disruptive platforms and product offerings, including technology innovators, will be at the forefront of our evaluation process. Our management team and our Board have extensive operational, commercial and transactional experience with technology-driven companies in our target sectors, and we intend to use these skills to identify market leaders.

•	Unrealized Potential for Stockholder Value Creation. We will seek target businesses that are both initially attractive investment candidates and that possess the potential for ongoing stockholder value creation in the long term. Examples of post-acquisition value creating activities include operational improvements in sales and marketing, increasing operating efficiency and reducing costs. Other examples include value created through add-on acquisitions or divestitures, or by lowering the cost of capital by opening up new sources of debt or equity financing.

•	Potential to Grow Through Further Acquisition Opportunities. We will generally seek to acquire a business that has the potential to grow inorganically through additional acquisitions.

•	Enterprise Value. We intend to focus on companies with valuations between $200,000,000 and $500,000,000, as such companies generally have proven business models and offer long-term earnings growth potential.

•	Partnership Approach. We will pursue a partnership approach to working with a management team that shares our strategic vision and believes we can help them achieve the full potential of their business. Our management team and our Board have a long history of starting and growing businesses, and we will use our collective experience to help guide management teams of target businesses.

•	Has a Committed and Capable Management Team. We will generally seek to acquire a business with a professional management team whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

•	Benefit from Being a Publicly Traded Company. We will primarily seek a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant.

Initial Business Combination

NYSE American rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). Our Board will make the determination as to the fair market value of our initial business combination. If our Board is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly provides fairness opinions solely with respect to the satisfaction of such criteria. While we consider it unlikely that our Board will not be able to make such independent determination of fair market value, it may be unable to do so if the Board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the target company’s assets or prospects, including if such company is an emerging growth company, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the Board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only consummate such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of NYSE American’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in a quickly evolving industry, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and consummate our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately consummated will result in our incurring losses and will reduce the funds we can use to consummate another business combination.

Sourcing of Potential Initial Business Combination Targets

Certain members of our management team have spent significant portions of their careers working with undervalued businesses which have developed or possess disruptive technology and have developed a wide network of professional services contacts and business relationships in that industry. The members of our Board also have significant executive management and public company experience with disruptive technology related companies and bring additional relationships that further broaden our industry network.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

Members of our management team and our independent directors directly or indirectly own founder shares and/or Placement Warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to related companies or other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to consummate our initial business combination.

BitNile will adopt a policy pursuant to which any business combination opportunity that is a corporate opportunity of BitNile that may also be a business combination opportunity for the Company will first be presented to a standing committee of the board of directors of BitNile for consideration as to whether BitNile desires to pursue such business combination opportunity as a direct investment or to present such opportunity to the Company for consideration. Howard Ash, an independent director of BitNile, will be the sole member of that committee and will not serve in any fiduciary capacity at the Company.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of common stock (or shares of a new holding company) or for a combination of our shares of common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to consummate the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination initially in the amount of $116,725,000 after payment of $3,450,000 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in a quickly evolving industry, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Placement Warrants, and may as a result be required to seek additional financing to consummate such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the consummation of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. From the period commencing with our formation through the date of this Annual Report, there have been no communications or discussions between any of our officers, directors or our Sponsor and any of their potential contacts or relationships regarding a potential initial business combination. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Accordingly, there is no current basis for our stockholders to evaluate the possible merits or risks of the target business with which we may ultimately consummate our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. Effective January 1, 2022, we have agreed to pay BitNile, an affiliate of our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to consummate our initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in the section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance – Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

NYSE American rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly prepares fairness opinions solely with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if the board of directors is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is an emerging growth company, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only consummate such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of NYSE American’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. There is no basis for our stockholders to evaluate the possible merits or risks of any target business with which we may ultimately consummate our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in a quickly evolving industry, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and consummate our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately consummated will result in our incurring losses and will reduce the funds we can use to consummate another business combination.

Lack of Business Diversification

For an indefinite period of time following the consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to consummate business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we may ultimately search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or applicable stock exchange listing requirements, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes

Under the NYSE American’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•	any of our directors, officers or substantial security holders (as defined by the NYSE American rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE American rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to the consummation of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the consummation of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our Sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Consummation of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.15 per public share, which would increase to $10.25 or $10.35, respectively, if we exercise one or two of our extensions of time to consummate our initial business combination. Our Sponsor, officers and directors have entered into a letter agreement with us (the “Letter Agreement”), pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and Placement Warrants and any public shares held by them in connection with the consummation of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares of common stock upon the consummation of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under NYSE American rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on NYSE American, we will be required to comply with such rules.

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon consummation of the initial business combination.

If we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote any founder shares and Placement Warrants held by them and any shares subsequently acquired in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to the founder shares, we would need 4,312,501, or 30.0%, of the 14,375,000 public shares issued and outstanding as of the date of this Annual Report to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not consummate the initial business combination.

Our amended and restated certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not consummate the initial business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Consummation of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we do not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many special purpose acquisition companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” following the consummation of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly following the consummation of our initial business combination.

If our initial business combination is not approved or consummated for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not consummated, we may continue to try to consummate an initial business combination with a different target until 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination by two additional three-month periods (for a total of up to 18 months following the effectiveness of the Initial Public Offering to complete a business combination). Our public stockholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. This feature is different from some other special purpose acquisition companies, in which any extension of the company’s period to complete an initial business combination would require a vote of the company’s stockholders and in connection with such vote stockholders would have the right to redeem their public shares. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to complete our initial business combination, our Sponsor or its affiliates or designees, upon five business days’ advance notice prior to each deadline, must deposit into the trust account an additional $0.10 per share of common stock then outstanding on or prior to the date of such deadline.

If we are unable to consummate our initial business combination within such 12-month period (or 15-month period or 18-month period, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate our initial business combination within the 12-month time period (or 15-month period or 18-month period, as applicable).

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering. However, if our Sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001, either immediately prior to or upon consummation of our initial business combination, and after payment of underwriters’ discounts and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Placement Warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15 per public share, which would increase to $10.25 or $10.35, respectively, if we exercise one or two of our extensions of time to consummate our initial business combination. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15, $10.25 or $10.35 per public share, as applicable. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the Initial Public Offering, would not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the Initial Public Offering and the sale of the Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share, or $10.25 or $10.35 per public share, as applicable, to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to consummate our business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Consummate Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the consummation of our initial business combination and if we are unable to consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Consummate an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which is anticipated to be $10.15 per public share, or $10.25 or $10.35 per public share, as applicable), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 as described elsewhere in this Annual Report and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed initial business combination.	If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following consummation of our initial business combination. There is no limit to the prices that our Sponsor, directors, officers or their affiliates may pay in these transactions.	If we are unable to consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is anticipated to be $10.15 per public share, or $10.25 or $10.35 per public share, as applicable) including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Consummate an Initial Business Combination
Impact to remaining stockholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to consummate our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants and rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141 and our telephone number is (949) 444-5464. Our executive offices are provided to us by BitNile, an affiliate of our Sponsor. We have agreed to pay BitNile a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

 Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Research and Development

During the year ended December 31, 2021, we spent approximately $0 on research and development.

Employees

As of the date of this Annual Report, we currently have five officers, who are part-time employees.

Milton C. (Todd) Ault III, our Chairman of the Board, William B. Horne, our Chief Executive Officer, Henry C.W. Nisser, our President and General Counsel, Kenneth S. Cragun, our Chief Financial Officer, and David Katzoff, our Vice President - Finance. Mr. Ault spends not less than an average of 32 hours per month, Mr. Horne spends not less than an average of 8 hours per month, Mr. Nisser spends not less than an average of 8 hours per month, Mr. Cragun spends not less than an average of 32 hours per month, and Mr. Katzoff spends not less than an average of 8 hours per month on the Company’s business.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

You should consider each of the following risk factors and any other information set forth in this Annual Report and the other reports filed by the Company with the SEC, including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed. Please also read carefully the section entitled “Note About Forward-Looking Statements” at the beginning of this Annual Report.

Disruptive technology companies present special risks to investors including more volatility than the market as a whole.

We intend to focus on opportunities to acquire companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society. These companies may not in fact be “disruptive” or may not be able to create or capitalize on any transformative developments. The risks associated with such companies include, but are not limited to, small or limited markets for their securities, changes in business cycles, world economic growth, technological progress, rapid obsolescence and government regulation. Securities of disruptive technology companies tend to be more volatile than securities of companies that do not rely heavily on technology. Rapid change to technologies that affect a company’s products could have a material adverse effect on such company’s results.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The requirement that we consummate an initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not consummate our initial business combination with that particular target business, we may be unable to consummate our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to consummate a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We may not be able to consummate an initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering or such later date as approved by our stockholders, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, if we extend the period of time we will have to consummate an initial business combination, or less than such amount in certain circumstances, and our Warrants will expire worthless.

The Sponsor, our officers and directors have agreed that we must consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering. We may not be able to find a suitable target business and consummate an initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering. Our ability to consummate our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed an initial business combination within such applicable time period or such later date as approved by our stockholders, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by applicable law or stock exchange requirements, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve such initial business combination. Please see the section entitled “Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination.”

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the Letter Agreement, the Sponsor, our officers and directors have agreed to vote any founder shares and Placement Warrants held by them, as well as any public shares subsequently acquired, in favor of our initial business combination. As a result, in addition to the founder shares, we would need 4,312,501, or 30.0%, of the 14,375,000 public shares issued and outstanding as of the date of this Annual Report to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our Sponsor own shares representing approximately 20% of our outstanding shares of common stock as of the date of this Annual Report. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

We have the right to extend the term we have to consummate our initial business combination to up to 18 months following the effectiveness of the Initial Public Offering without providing our stockholders with a corresponding vote or redemption right.

We initially have until 12 months following the effectiveness of the Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination by two additional three-month periods (for a total of up to 18 months following the effectiveness of the Initial Public Offering to consummate a business combination). Our public stockholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. This feature is different from some other special purpose acquisition companies, in which any extension of the Company’s period to consummate an initial business combination would require a vote of the Company’s stockholders and in connection with such vote stockholders would have the right to redeem their public shares.

Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to each deadline, must deposit into the trust account an additional $0.10 per share of Common Stock then outstanding ($1,150,000) on or prior to the date of such deadline. In connection with each such additional deposit, the Sponsor or its affiliates or designees will receive an additional 1,150,000 Placement Warrants with the same terms as the original Placement Warrants.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you were not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our Board may consummate an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to consummate the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

We may not be able to consummate our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.15 per public share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to consummate our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, if the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to consummate our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we have not consummated our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on the redemption of their shares. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable” and other risk factors below.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, any of the related companies and their affiliates may elect to purchase shares or Warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, any of the related companies or their affiliates may purchase public shares or public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public Warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, any of the related companies or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public Warrants could be to reduce the number of public Warrants outstanding or to vote such Warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination.

Any such purchases of our securities may result in the consummation of our initial business combination that may not otherwise have been possible. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our common stock or public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either deliver their stock certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section entitled “Business — Redemption Rights for Public Stockholders upon Consummation of our Initial Business Combination — Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our consummation of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to consummate an initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of Warrants and rights will not have any right to the proceeds held in the trust account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Placement Warrants are intended to be used to consummate an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 as a result of the successful completion of the Initial Public Offering and the sale of the Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our shares and warrants have become tradable and we will have a longer period of time to consummate our business combination than do companies subject to Rule 419.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to consummate our initial business combination. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on our redemption of our public shares, or less than such amount in certain circumstances, and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on the liquidation of our trust account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share, or $10.25 or $10.35 per public share, as applicable, upon our liquidation. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the Placement Warrants not being held in the trust account are insufficient to allow us to operate for at least the 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering, we may be unable to consummate our initial business combination, in which case our public stockholders may only receive $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, or less than such amount in certain circumstances, and our Warrants will expire worthless.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for at least the 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering, assuming that our initial business combination is not consummated during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 12 months (or 15 months or 18 months, as applicable) following such effectiveness; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on the liquidation of our trust account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, upon our liquidation. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the Placement Warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and consummate our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our taxes and to consummate our initial business combination. If we are unable to obtain these loans, we may be unable to consummate our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Placement Warrants, only approximately $1,000,000 is available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon consummation of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the Placement Warrants. Prior to the consummation of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to consummate our initial business combination. If we are unable to consummate our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on our redemption of our public shares, and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on the redemption of their shares. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable” and other risk factors below.

Subsequent to the consummation of our initial business consummation, we may be required to take write- downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of the Initial Public Offering, would not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.15 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the Letter Agreement, the Sponsor, has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and the Sponsor, asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.15 per public share, or $10.25 or $10.35 per public share, as applicable.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board of directors may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to consummate our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to consummate our initial business combination.

•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and consummate an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the consummation of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate an initial business combination or may result in our liquidation. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on the liquidation of our trust account and our Warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month following the effectiveness of the Initial Public Offering in the event we do not consummate our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NYSE American corporate governance requirements, we are not required to hold an annual meeting until no later than one full year after our first fiscal year end following our listing on the NYSE American. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders may make it more difficult to consummate our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of the Placement Warrants, the shares of common stock issuable upon exercise of the Placement Warrants and the Warrants, and the founder shares that may be issued upon conversion of working capital loans may demand that we register the resale of such shares of common stock, warrants or the common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to consummate. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector, nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to consummate an initial business combination with companies that have undervalued businesses which have developed or possess disruptive technology but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage company. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange requirements, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on the liquidation of our trust account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on the redemption of their shares. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable” and other risk factors herein.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we consummate our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain a fairness opinion and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity or our Board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, or less than such amount in certain circumstances, on the liquidation of our trust account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to consummate a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on the liquidation of our trust account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on the redemption of their shares. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable” and other risk factors herein.

Our Company has overlapping directors and management with multiple entities, each of which may lead to conflicting interests. Additionally, certain of our officers and directors have, and in the future may have, additional fiduciary or contractual obligations to one or more other entities which may lead to additional conflicting interests.

All of our officers also serve as executive officers of one or more of the related companies, and there are overlapping directors with such entities. Our officers and members of our Board have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at any of the related companies have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and one or more of the related companies to which they owe fiduciary duties.

Each of our officers and directors has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities (including, without limitation, the entities listed in the section entitled “Directors, Executive Officers and Corporate Governance – Conflicts of Interest”) pursuant to which such officer or director may be required to present a business combination opportunity to such entities before he or she presents such opportunity to us. Also, none of BitNile, our Sponsor or any of our directors and officers is prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, he or she may only present such opportunity to us if such other entity rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company; such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity.

One or more of the related companies may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunities, we may be precluded from procuring such opportunities. In addition, investment ideas generated within BitNile may be suitable for both us and for one or more other entities and may be directed to such entity rather than to us.

In addition, BitNile adopted a policy pursuant to which any business combination opportunity that is a corporate opportunity of BitNile that may also be a business combination opportunity for our Company will first be presented to a standing committee of the board of directors of BitNile for consideration as to whether BitNile desires to pursue such business combination opportunity as a direct investment or to present such opportunity to our Company for consideration. Howard Ash, an independent director of BitNile, will be the sole member of that committee and will not serve in any fiduciary capacity at our Company.

BitNile has direct and indirect interests in subsidiaries and other companies which are engaged in a broad array of industries, including cryptocurrency, defense-aerospace, industrial, automobile, real estate, telecommunications, medical-biopharma and textiles. Conflicts may arise from BitNile’s indirect ownership of our Company, as well as from actions undertaken by any its subsidiaries. Additionally, BitNile may take commercial steps which may have an adverse effect on us, including with respect to any target we acquire in the initial business combination.

Moreover, most of our directors and officers continue to own stock and options to purchase stock in one or more of the related companies. Additionally, our directors or officers could own disproportionate interests (in percentage or value terms) in the related companies’ stocks. These ownership interests and/or such disparity could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and the related companies.

Furthermore, we may enter into transactions with one or more of the related companies. While any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines, there can be no assurance that the terms of any such transactions will be as favorable to us as would be the case where there is no overlapping officer or director. See “Risk Factors — We may engage in a business combination with one or more target businesses that may be owned by our Sponsor or one or more of the related companies, or its or their officers or directors, which may raise potential conflicts of interest.”

We are dependent upon our executive officers and directors who must allocate their time among our business and other businesses. The departure of our executive officers or directors or conflicts of interest in their determination as to how much time to devote to our affairs could have a negative impact on our ability to consummate our initial business combination.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations, including our search for an initial business combination, and these other businesses. We do not intend to have any full-time employees prior to the consummation of our initial business combination, nor do we have any employment agreement with, or key-man insurance on the life of any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

In addition, certain of our officers and directors are employed by or otherwise provide service to BitNile or other companies that may make investments in, or operate in, industries we may target for our initial business combination. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to consummate our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, see “Proposed Business — Conflicts of Interest” and “Directors, Executive Officers and Corporate Governance – Conflicts of Interest”.

From time to time, we and members of our management team may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our financial condition.

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving competition and antitrust, securities, tax, commercial disputes, and other matters that could adversely affect our financial condition. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, such litigation and regulatory proceedings require a great deal of financial resources and attention from us and our management team. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, or penalties and fines, and could negatively affect our ability to identify and consummate an initial business combination and may have an adverse effect on the price of our securities.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and the related companies may from time to time be involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and consummate an initial business combination and may have an adverse effect on the price of our securities.

We may issue notes or other debt securities, or otherwise incur substantial debt, to consummate an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to consummate our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to consummate one business combination from the proceeds of the Initial Public Offering and the sale of the Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Initial Public Offering and the sale of the Placement Warrants, $116,725,000 is available to consummate our initial business combination and pay related fees and expenses (which includes up to $3,450,000 of the underwriters’ deferred discount).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we may ultimately search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, asset or technology; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to consummate our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet this criterion. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to consummate an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide for a specified maximum redemption threshold, except that in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not consummate the initial business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The Letter Agreement with the Sponsor, our directors and officers may be amended without stockholder approval.

The Letter Agreement with the Sponsor, our directors and officers contains provisions relating to transfer restrictions of our founder shares and Placement Warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidation distributions from the trust account. The Letter Agreement may be amended without stockholder approval (although releasing the parties from the restriction not to transfer our founder shares for a period of one year following the date we consummate our initial business combination except in certain circumstances will require the prior written consent of the underwriters). While we do not expect our Board to approve an amendment to the Letter Agreement prior to our initial business combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to this Letter Agreement. Any such amendments to the Letter Agreement would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their Warrants, amended their warrant agreements to require the Warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock and amending our Warrant agreement will require a vote of holders of at least a majority of the then outstanding public Warrants (which may include public Warrants acquired by our Sponsor). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the consummation of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Placement Warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own approximately 20% of our common stock as of the date of this Annual Report, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to consummate an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in the Letter Agreement that we have entered into with the Sponsor, our officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, our officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to consummate our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Placement Warrants. As a result, we may be required to seek additional financing to consummate such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our Warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to consummate our initial business combination, our public stockholders may only receive approximately $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on the liquidation of our trust account, and our Warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable” herein, under certain circumstances our public stockholders may receive less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, upon the liquidation of the trust account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders collectively beneficially own approximately 20% of our common stock as of the date of this Annual Report. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our Board, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of our initial business combination.

The Sponsor paid an aggregate of $25,000 for the founder shares, or approximately $0.009 per founder share. As a result of this low initial price, our Sponsor, its affiliates and our management team stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders.

As a result of the low acquisition cost of our founder shares, the Sponsor, its affiliates and our management team could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the offering price in the Initial Public Offering for their founder shares.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to consummate an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to consummate our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to consummate any such business combination.

If we effect our initial business combination with a company with operations outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

If our management team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our founding team may resign from their positions as officers or directors of the Company and the management of the business combination partner will may assume the roles of executive officers and directors of the Company. Such officers and directors may not be familiar with United States securities laws. If our new management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

As we may acquire a business located outside of the United States as part of our initial business combination, the economic, political and social conditions, as well as government policies, of the country in which our operations would be located following our initial business combination could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause our target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. business as part of our initial business combination, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the United States to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Risks Relating to the Sponsor and our Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon the consummation of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have consummated our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company following the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us following the consummation of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us following the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us following the consummation of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of the consummation of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the consummation of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to consummate our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section entitled “Directors, Executive Officers and Corporate Governance”.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. The Sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business and our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even prior to us entering into a definitive agreement for our initial business combination. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections entitled “Directors, Executive Officers and Corporate Governance – Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with the Sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that may be owned by the Sponsor or one or more of the related companies, or its or their officers and directors, which may raise potential conflicts of interest.

In light of the involvement of the Sponsor, our officers and directors with other businesses, we may decide to acquire one or more businesses owned by the Sponsor or any of the related companies, or its or their officers or directors, or make the acquisition through a joint venture or other form of shared ownership with the Sponsor or any of the related companies, or its or their officer or directors. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a future issuance to any such parties, which may give rise to certain conflicts of interest. Our directors and officers also serve as officers and board members for other entities, including, without limitation, those described under the section entitled “Directors, Executive Officers and Corporate Governance” Such entities may compete with us for business combination opportunities. The Sponsor, our officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section entitled “Business — Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses owned by the Sponsor or any related companies, or its or their officers or directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

The Sponsor’s equity ownership may create or appear to create conflicts of interest.

The Sponsor’s ownership, and our officers’ and certain of our directors’ indirect ownership through BitNile’s ownership of the Sponsor, of our common stock may create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of common stock, including the structure of our initial business combination, any financing or private placement in connection with our initial business combination, the election of directors, amendments of our organizational documents and any merger, consolidation or sale of all or substantially all of our assets.

Since the Sponsor, our officers and directors will lose their entire investment in us if our initial business combination is not consummated, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 23, 2021, the Sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering (excluding the Placement Warrants and underlying securities). The founder shares will be worthless if we do not consummate an initial business combination. The Sponsor initially purchased an aggregate of 7,100,000 Placement Warrants at a price of $1.00 per unit for an aggregate purchase price of $7,100,000. Each Warrant is exercisable to purchase one share of common stock at $11.50 per share. These securities will also be worthless if we do not consummate an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares or Placement Warrants held by them in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from the Sponsor, affiliates of the Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Risks Relating to Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to consummate our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to consummate our initial business combination, $50,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per public share, or $10.25 or $10.35 per public share, as applicable.

The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

The continued listing of our common stock and Warrants on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing. We cannot assure you that our securities will continue to be listed on the NYSE American in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE American prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities.

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE American’s initial listing requirements, which are more rigorous than the NYSE American’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American. For instance, our market capitalization would be required to be at least $50 million, the aggregate market value of our publicly-held shares would be required to be at least $15 million and we would be required to have a minimum of 400 round lot holders and 1,100,000 publicly held shares. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE American delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced interest from potential targets for our initial business combination;

•	reduced liquidity for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996 prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our common stock and redeemable warrants are covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE American, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

We have not registered the shares of common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants, except on a cashless basis. If the issuance of the shares upon exercise of Warrants is not registered, qualified or exempt from registration or qualification, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless.

We have not registered the shares of common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days following the consummation of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the issuance of the shares of common stock issuable upon exercise of the Warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares of common stock issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full unit purchase price solely for the shares of common stock included in the Units. If and when the Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Warrants were offered by us in the Initial Public Offering. However, there may be instances in which holders of our public Warrants may be unable to exercise such public Warrants but holders of our Placement Warrants may be able to exercise such Placement Warrants.

If you exercise your public Warrants on a “cashless basis,” you will receive fewer shares of common stock from such exercise than if you were to exercise such Warrants for cash.

There are circumstances in which the exercise of the public Warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the issuance of the shares of common stock issuable upon exercise of the Warrants is not effective by the 60th business day following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise Warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. Third, if we call the public Warrants for redemption, our management will have the option to require all holders that wish to exercise Warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the Warrant exercise price by surrendering the Warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such Warrants for cash.

We may issue additional common stock or preferred stock to consummate our initial business combination or under an employee incentive plan following the consummation of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share. As of the date of this Annual Report, there are 69,900,000 authorized but unissued shares of common stock available for issuance and no shares of preferred stock issued and outstanding, taking into account the 8,625,000 and 7,100,000 shares of common stock reserved for issuance upon exercise of the Warrants and Placement Warrants, respectively.

We may issue a substantial number of additional shares of common or preferred stock to consummate our initial business combination or under an employee incentive plan following the consummation of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of our stockholders;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our common stock and/or Warrants.

Unlike many other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of common stock if we issue shares to consummate an initial business combination.

In the case that additional shares of common stock, or equity-linked securities convertible or exercisable for common stock, are issued or deemed issued in excess of the amounts sold in our IPO and related to the consummation of the initial business combination, the amount of founder shares will be adjusted so that the number of shares of common stock will equal, in the aggregate, 20% of the total number of all outstanding shares of common stock upon consummation of the initial business combination, the Placement Warrants and underlying securities, and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent units and their underlying securities issued to our Sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of common stock even if the additional shares of common stock, or equity-linked securities convertible or exercisable for common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders of public Warrants with the approval by the holders of at least a majority of the then outstanding public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a Warrant could be decreased, all without your approval.

The Warrants sold the Initial Public Offering were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the Warrants and the warrant agreement, or defective provision, but requires the approval by the holders of at least a majority of the then outstanding public Warrants to make all other modifications or amendments (which may include public Warrants acquired by the Sponsor or its affiliates in the Initial Public Offering or thereafter in the open market). Accordingly, we may amend the terms of the public Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public Warrants approve of such amendment. Although our ability to amend the terms of the public Warrants with the consent of at least a majority of the then outstanding public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Warrant.

Our warrant agreement designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of Warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court located within the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the reported last sale price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the Warrants become exercisable and ending on the third day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Warrants were offered by us in the Initial Public Offering. Redemption of the outstanding Warrants could force the holder (i) to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holder to do so, (ii) to sell the Warrants at the then-current market price when the investor might otherwise wish to hold the Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. None of the Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

The Warrants and founder shares may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We issued Warrants to purchase 8,625,000 shares of our common stock as part of the Units in our Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued Placement Warrants, in a private placement, consisting of an aggregate of 7,100,000 Placement Warrants. Our initial stockholders currently own an aggregate of 2,875,000 founder shares. In addition, if the Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial business combination. Such warrants would be identical to the Placement Warrants. To the extent we issue shares of common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these Warrants and loan conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to consummate the initial business combination. Therefore, our Warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The Placement Warrants are identical to the Warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days following the consummation of our initial business combination, (iii) they may be exercised by the holders on a cashless basis, and (iv) will be entitled to registration rights.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

(i)       we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the consummation of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by our Board and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any founder shares held by our Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”);

(ii)      the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions); and

(iii)     the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share;

then the exercise price of the Warrants will be adjusted to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may have the effect of discouraging lawsuits with respect to such claims against our directors, officers, other employees or stockholders. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

General Risk Factors

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results, and we only recently commence operations following the Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to consummate our initial business combination. If we fail to consummate our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of the date of this Annual Report, we had $1,849,679 of cash available and working capital of $1,311,299. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial business acquisition. We cannot assure you that our plans to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

 Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and consummate our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and consummate our initial business combination and results of operations.

Past performance by our management team may not be indicative of future performance of an investment in us.

Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward. None of our directors has experience with blank check companies or special purpose acquisition companies. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our ability to consummate a business combination and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the rules adopted by the SEC, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the rules adopted by the SEC, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141 and our telephone number is (949) 444-5464. Our executive offices are provided to us by BitNile, an affiliate of our Sponsor. Effective, January 1, 2022, we have agreed to pay BitNile a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Units were listed on the NYSE American and began trading under the symbol "ADRTU" on December 16, 2021. Our common stock and redeemable warrants are listed on the NYSE American under the symbols “ADRT” and “ADRTW”, respectively. The common stock and Warrants that formerly comprised the Units began trading separately on February 9, 2022.

Our high and low sale prices per share of our common stock as reported by www.nasdaq.com since February 9, 2022 through March 28, 2022 were $10.00 and $8.74, respectively. On March 28, 2022, the last sales price per share of our common stock was $9.96.

Our high and low sale prices per share of our redeemable warrants as reported by www.nasdaq.com since February 9, 2022 through March 28, 2022 were $0.30 and $0.14, respectively. On March 28, 2022, the last sales price per redeemable warrant was $0.15.

Record Holders

On April 13, 2022, 2 holders of record of our shares of common stock and 2 holders of record of our Warrants.

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Equity Compensation Information

None.

Recent Sales of Unregistered Securities

On February 23, 2021, the Sponsor purchased an aggregate of 2,875,000 founder shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.009 per share. All such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

Issuer Repurchases of Equity Securities

Not applicable.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in this Annual Report, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Adverse economic conditions;

•	Our ability to effectively execute our business plan;

•	Inability to raise sufficient additional capital to operate our business;

•	Our ability to manage our expansion, growth and operating expenses;

•	Our ability to evaluate and measure our business, prospects and performance metrics;

•	Our ability to compete and succeed in highly competitive and evolving industries;

•	Our ability to respond and adapt to changes in technology and customer behavior;

•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

•	Other specific risks referred to in the section entitled “Risk Factors”.

We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. All forward-looking statements speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statements or other information contained herein unless required by law.

Information regarding market and industry statistics contained in this Annual Report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the section entitled “Risk Factors” for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

In this Annual Report, the “Company,” “ADRT,” “we,” “us” and “our” refer to Ault Disruptive Technologies Corporation, a Delaware corporation.

Recent Developments

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through December 31, 2021, relates to the Company’s formation and its initial public offering held on December 15, 2021 (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial business combination. The Company is currently in the process of locating suitable targets for its initial business combination. We intend to use the cash proceeds from the Initial Public Offering and the sale of the Placement Warrants (defined below) as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the initial business combination.

The registration statement for the Company’s Initial Public Offering was declared effective on December 15, 2021. On December 20, 2021, the Company’s commenced the Initial Public Offering of 10,000,000 units at $10.00 per unit (the “Unit”). Each Unit consisted of one share of common stock, par value $0.001 per share, and three-fourths of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. On December 20, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the Initial Public Offering and subsequent over-allotment were 11,500,000 and generated gross proceeds of $115,000,000.

The Company’s Sponsor is Ault Disruptive Technologies Company, LLC (the “Sponsor”).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement of 7,100,000 warrants (the “Placement Warrants”) to the Sponsor, at a price of $1.00 per Placement Warrant. The sale of the Placement Warrants in connection with the Initial Public Offering and subsequent over-allotment option exercise generated gross proceeds of $7,100,000.

Overview

We are a newly-organized blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination throughout this Annual Report. While our efforts to identify a target business may span many industries and regions worldwide, we are likely to focus our search for prospects within the technology sector, which has experienced significant disruption from new and emerging products and services. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we intend to focus on opportunities to acquire companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society. We intend to acquire a target business or businesses with disruptive technologies that our management team believes can achieve mainstream adoption and create opportunities for long-term appreciation in value.

We are not prohibited from pursuing an initial business combination with a business that is owned by the Sponsor or any of the related companies, or making the acquisition through a joint venture or other form of shared ownership with any of them.

Our executive offices are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141, and our telephone number is (949) 444-5464.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for and consummate the Initial Public Offering. We will not generate any operating revenues until we consummate our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the period February 22, 2021 (inception) through December 31, 2021, we had a net loss of $29,535, which primarily consisted of formation and operating costs.

Liquidity and Capital Resources

On December 20, 2021, we consummated the IPO of 11,500,000 units at a price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 7,100,000 Private Placement Warrants to the sponsor at a price of $1.00 per warrant, generating gross proceeds of approximately $7,100,000.

Following the IPO, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $116,725,000 was placed in the trust account. We incurred $7,087,891 in transaction costs, including $6,338,333 of underwriting fees ($3,450,000 consisted of deferred underwriting fees) and $749,558 of other costs.

As of December 31, 2021, we had cash and marketable securities held in the trust account of $116,725,166 (including approximately $166 of income from investments held in trust account) consisting of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended which invest only in direct U.S. government treasury obligations. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest income from the trust account to pay our tax obligations. The prepaid balance of $770,000 primarily consist of prepaid directors and officers insurance attributed to our two-year policy.

For the period from February 22, 2021 (inception) through December 31, 2021, cash provided by operating activities was $33,043. The net loss of $29,535 was primarily attributed to formation and operating costs. Changes in operating assets and liabilities provided $62,744 of cash for operating activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $1,849,679. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

We anticipate that the $1,849,679 outside of the trust account as of December 31, 2021 will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the our sponsor, an affiliate of our sponsor or certain of our directors and officers (which is described in Note 5 to our financial statements), for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a business combination. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the initial stockholder or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

On June 30, 2021, we issued a promissory note in the principal amount of $1,500,000 to our sponsor. Such promissory note bears no interest and is repayable in full at the date on which we consummate an initial business combination as contemplated by our amended and restated certificate of incorporation. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the note; however, no proceeds from the trust account may be used for such repayment. As of December 31, 2021, the outstanding balance under the note amounted to nil.

We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and our sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our common stock upon the consummation of our initial business combination, subject to the limitations described herein. In addition, if we are unable to consummate our initial business combination within 12 months following the effectiveness of the Initial Public Offering, which is December 15, 2022, we may, but are not obligated to, extend the period of time to complete an initial business combination up to two times by an additional three months each time (for a total of up to 18 months to consummate an initial business combination). If the period of time is not extended, we will be required to cease all operations except for the purpose of winding up. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included in this Report were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services to the Company. We began incurring these fees on January 1, 2022 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

The underwriters of the IPO are entitled to a deferred fee of $3,450,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a business combination, subject to the terms of the underwriting agreement.

On June 30, 2021, we issued a promissory note in the principal amount of $1,500,000 to our sponsor. Such promissory note bears no interest and is repayable in full at the date on which we consummate an initial business combination as contemplated by our amended and restated certificate of incorporation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with the guidance in accounting standards codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our audited balance sheet.

Net Loss per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. At December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

Derivatives

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We accounted for the 8,625,000 Warrants and the 7,100,000 Private Placement Warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our common stock and whether the holders could potentially require "net cash settlement" in a circumstance outside of our control, among other conditions for equity classification. The Public and Private Placement Warrants were deemed to meet equity classification.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, a significant accounting estimate included in these financial statements is the valuation of the warrant. Such estimates may be subject to change as more current information becomes available.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 16 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report concluded that our disclosure controls and procedures were effective as of December 31, 2021. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III	50	Chairman of the Board	2021
William B. Horne	52	Chief Executive Officer and Director	2021
Henry Nisser	53	President, General Counsel and Director	2021
Kenneth S. Cragun	60	Chief Financial Officer	2021
David Katzoff	60	Vice President - Finance	2021
Jeffrey A. Bentz	62	Director	2021
Mark Gustafson	61	Director	2021
Mark Nelson	61	Director	2021
Robert O. Smith	77	Director	2021

Milton C. (Todd) Ault, III, the Chairman of the Board of our Company since inception, has nearly 30 years of experience identifying value in multiple asset classes in numerous financial markets as an entrepreneur, private equity investor, board member and corporate executive. Since March 2017, Mr. Ault has spent a substantial portion of his time transforming BitNile, formerly Ault Global Holdings, Inc. into a diversified holding company with interests in the cryptocurrency, defense-aerospace, industrial, automobile, real estate, telecommunications, medical-biopharma and textiles industries. Mr. Ault has been the Executive Chairman of the Board of BitNile from March 2017 to date, and served as its Chief Executive Officer from December 2017 to January 2021.

Mr. Ault also serves as the Chairman Emeritus of Alzamend Neuro, a biopharmaceutical company focused on developing novel products for the treatment of neurodegenerative diseases and psychiatric disorders, since June 2021, and previously served as its Executive Chairman of the Board from February 2016 to June 2021. Mr. Ault serves as the Executive Chairman of the Board of Avalanche, a publicly-traded company engaged in developing advanced materials and processing technology for textile applications, since September 2014. Further, Mr. Ault serves as the Chairman of the Board of Ault & Company, Inc., a holding company with various investments, since December 2015. Additionally, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a private wealth management family office, since January 2011.

As the Chairman, Mr. Ault leads our Board and guides our Company. Mr. Ault brings extensive knowledge of the current business environment and a deep background in identifying undervalued businesses and disruptive technology companies and transactional expertise in mergers and acquisitions, financial restructuring and capital markets. We believe that Mr. Ault’s business background demonstrates he has the qualifications to serve as one of our directors and as Chairman.

William B. Horne, the Chief Executive Officer and a member of our Board since inception, is a key team member of BitNile. He has been BitNile’s Chief Executive Officer since January 2021, its President from August 2020 to January 2021 and its Chief Financial Officer from January 2018 to August 2020. Mr. Horne joined the board of directors of BitNile in October 2016. Mr. Horne has demonstrated day-to-day operational leadership of BitNile and experience with a range of disruptive technology companies in quickly evolving industries, as well as extensive knowledge of complex financial and accounting issues, make him well qualified as a member of the Board.

Mr. Horne has been the Chairman of the Board of Alzamend Neuro since June 2021 and served as its Chief Financial Officer from June 2016 to December 2018 and director from June 2016 to June 2021. He is also a director and the Chief Financial Officer of Avalanche since June 2016. Mr. Horne previously served as Chief Financial Officer of OptimisCorp, a healthcare technology developer, from January 2008 to May 2013, and Chief Financial Officer of Patient Safety Technologies, Inc., a medical device provider, from June 2005 to October 2008, and its interim Chief Executive Officer from January 2007 to April 2008. Prior to that, Mr. Horne held supervisory positions at the accounting firm Price Waterhouse, LLP (now PwC). Mr. Horne earned a B.A. degree in accounting from Seattle University. We believe that Mr. Horne's extensive financial and accounting experience in diversified industries and with companies involving complex transactions give him the qualifications and skills to serve as one of our directors.

Henry C.W. Nisser, our President, General Counsel and a member of our Board since inception, joined BitNile as its Executive Vice President and General Counsel in May 2019, became a director in September 2020 and became President, while remaining its General Counsel, in January 2021. Mr. Nisser is well qualified in his position due to his substantial knowledge and more than two decades of working experience in corporate and securities law, including mergers and acquisitions, and corporate controls and governance.

Mr. Nisser has served as the Executive Vice President and General Counsel of Alzamend Neuro on a part-time basis since May 2019, and has been a director of that company since September 2020. Mr. Nisser has also been the Executive Vice President and General Counsel of Avalanche since May 2019. Between December 2021 and March 2022, Mr. Nisser served as the Chief Executive Officer and a director of Imperalis Holding Corp. Prior to joining BitNile and these companies, Mr. Nisser practiced law at the New York law firm Sichenzia Ross Ference LLP from October 2011 to April 2019, concentrating on national and international corporate law, with a focus on U.S. federal securities law compliance, mergers and acquisitions, equity and debt financings, and corporate governance. Mr. Nisser earned a B.A. degree in international relations and economics from Connecticut College and an LL.B. from University of Buckingham School of Law in the United Kingdom. Mr. Nisser speaks fluent French and Swedish and is conversant in Italian. We believe that Mr. Nisser’s extensive legal experience involving complex transactions and comprehensive knowledge of securities laws and corporate governance requirements applicable to listed companies give him the qualifications and skills to serve as one of our directors.

Kenneth S. Cragun, our Chief Financial Officer since inception, has been the Chief Financial Officer of BitNile since August 2020, and Senior Vice President of Finance of Alzamend Neuro on a part-time basis since June 2021 and was previously its Chief Financial Officer on a part-time basis from December 2018 to June 2021. Mr. Cragun also currently sits on the board of directors and is the chairman of the audit committee of Verb Technology Company, Inc. (Nasdaq: VERB), a publicly-traded software-as-a-service applications platform developer, since September 2018.

Mr. Cragun served as a CFO Partner at Hardesty, LLC, a national executive services firm from October 2016 to December 2018. His assignments at Hardesty included serving as Chief Financial Officer of CorVel Corporation (Nasdaq: CRVL), a publicly-traded healthcare risk management software company, and RISA Tech, Inc., a structural design and optimization software company. Mr. Cragun was also Chief Financial Officer of two Nasdaq-traded companies, Local Corporation, a local search engine provider, from April 2009 to September 2016, and Modtech Holdings, Inc., a supplier of modular buildings, from June 2006 to March 2009. Mr. Cragun began his career at the accounting firm Deloitte. Mr. Cragun earned a B.S. degree in accounting from Colorado State University-Pueblo.

David Katzoff, our Vice President of Finance since inception, has been the Senior Vice President of Finance of BitNile since January 2019. He is also the Chief Operating Officer of Alzamend Neuro since December 2020 and was previously its Senior Vice President of Operations from November 2019 to December 2020. Mr. Katzoff served as the Chief Financial Officer of Lumina Media, LLC, a privately-held media company and publisher of life-style publications, from 2015 to December 2018, and Vice President of Finance of Local Corporation from 2003 to 2017. Mr. Katzoff earned a B.S. degree in business management from the University of California at Davis.

Jeffrey A. Bentz joined our Board upon the consummation of the Initial Public Offering. Mr. Bentz is an experienced businessman who has served since 1994 as President of North Star Terminal & Stevedore Company, a full-service stevedoring company located in Alaska and whose major areas of business include terminal operations and management, stevedore services and heavy equipment operations. Mr. Bentz has served as a director of BitNile since January 2018. He also has served as a director and advisor to several private companies and agencies. Mr. Bentz obtained a B.A. degree in Business and Finance from Western Washington University. We believe that Mr. Bentz’s executive-level experience, including his operational and financial oversight of companies with multiple profit centers, and his extensive experience in the real estate and commercial services industries give him the qualifications and skills to serve as one of our directors.

Mark Gustafson joined our Board upon the consummation of the Initial Public Offering. Mr. Gustafson is a Chartered Professional Accountant with over 35 years of corporate, private and public company experience. Since June 2021, Mr. Gustafson has served on the board of directors of Alzamend. Since April 2021, Mr. Gustafson has been the Chief Financial Officer for PharmaKure Limited, a London-based biopharmaceutical company dedicated to the treatment of neurodegenerative diseases. From 2014 to 2020, he was the Chief Executive Officer of Challenger Acquisitions Limited, a London Stock Exchange listed entertainment company. From 2010 to 2012, Mr. Gustafson was the President and Chief Executive Officer of Euromax Resources Limited, a Toronto Stock Exchange listed mineral exploration company. From 2005 to 2009, he served as Chairman and Chief Executive Officer of Triangle Energy Corporation, a New York Stock Exchange listed oil and gas exploration company, from 2004 to 2006, he served as President and Chief Executive Officer of Torrent Energy Corporation, a private oil and gas company, and from 2001 to 2002, he served as a financial consultant for Samson Oil & Gas and Peavine Resources, two private oil and gas companies. From 1997 to 1999, Mr. Gustafson served as President and Chief Executive Officer of Total Energy Services Ltd., a Toronto Stock Exchange listed oilfield services company, from 1993 to 1995, he served as the Chief Financial Officer of Q/media Software Corporation, a Toronto Stock Exchange listed software company, and from 1987 to 1993, he served initially as the Chief Financial Officer and then as a Vice President in charge of two operating divisions at EnServ Corporation, a Toronto Stock Exchange listed oilfield services company. From 1981 to 1987, he served as an audit manager at Price Waterhouse in Calgary Alberta. Mr. Gustafson received his Bachelor of Business Administration from Wilfrid Laurier University. We believe that Mr. Gustafson’s over 35 years of corporate, private and public company operational and financial experience gives him the qualifications and skills to serve as one of our directors.

Mark Nelson joined our Board upon the consummation of the Initial Public Offering. Mr. Nelson is currently the Chief Executive Officer and a Director of Arctic International LLC, a Russian-based company that provides project and fabrication services for the oil and gas industry, since 2003, and the Managing Director of Sockeye Point Marine Services LLC, an Alaska-based company that provides services inspecting and repairing barges and vessels, since 2005. Mr. Nelson also serves as a director of Oasis Group International, an international engineering, procurement and construction management company, since 2010, and Sundance Mining Group LLC, a gold and silver mining development and production company, since 2020. Mr. Nelson served as President and Chief Executive Officer of ASRC Energy Services, an Alaska-based energy services company, and served as President of ASRC Energy Services O&M, ASRC Energy Services’ subsidiary, from 2005 to 2011. Mr. Nelson received a B.S. degree in finance from the University of Idaho. We believe that Mr. Nelson’s decades of experience in leading and managing industrial and engineering operations in evolving industries gives him the qualifications and skills to serve as one of our directors.

Robert O. Smith joined our Board upon the consummation of the Initial Public Offering. Mr. Smith is currently an independent C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. Mr. Smith has served as a director of BitNile since September 2016, and was previously a member of its board from November 2010 to May 2015. From 2004 to 2007, he served on the board of directors of Castelle Corporation. From 1990 to 2002, he was the President, Chief Executive Officer and Chairman of the Board of BitNile. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of its Compower/Boschert division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company. Mr. Smith received his BBA degree in Accounting from Ohio University. We believe that Mr. Smith’s executive-level experience, including his previous service as the President, Chief Executive Officer and Chairman of the Board of BitNile, his extensive experience in the accounting industry, give him the qualifications and skills to serve as one of our directors.

Corporate Governance

Our Board is currently composed of seven members.

Our Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Bentz and Smith, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Gustafson and Nelson, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Ault, Horne and Nisser, will expire at the third annual meeting of stockholders.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the Board.

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. All three of our committees are composed solely of independent directors. Subject to phase-in rules, the rules of NYSE American and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE American require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our Board and have the composition and responsibilities described below. The charter of each committee is available on our website at Ault Disruptive Technologies.

Audit Committee

Mark Gustafson, Mark Nelson and Robert O. Smith currently comprise the Audit Committee of our Board. Mr. Gustafson serves as chairman of the Audit Committee. Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE American. Our Board has also determined that each of Mr. Gustafson and Mr. Smith qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The Audit Committee is responsible for, among other things:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

 Compensation Committee

Jeffrey A. Bentz, Mark Gustafson and Robert O. Smith currently comprise the Compensation Committee of our Board. Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the NYSE American. Mr. Bentz serves as chairman of the Compensation Committee.

The Compensation Committee is responsible for, among other things:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and making recommendations to our Board with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to Board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans; assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees; and

•	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the Compensation Committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by the NYSE American and the SEC.

Nominating and Corporate Governance Committee

Jeffrey A. Bentz, Mark Nelson and Robert O. Smith currently comprise the Nominating and Corporate Governance Committee of our Board. Our Board has determined that each of the current members of the Nominating and Corporate Governance Committee meets the requirements for independence under the standards of the NYSE American. Mr. Nelson serves as chairman of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee is responsible for, among other things:

•	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the Board and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the Company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the Nominating and Corporate Governance Committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

•	or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

1.	Mr. Ault held series 7, 24, and 63 licenses and managed four domestic hedge funds and one bond fund from 1998 through 2008. On April 26, 2012, as a result from an investigation by FINRA involving activities during 2008, Mr. Ault agreed to a settlement with FINRA in which he did not admit to any liability or violation of any laws or regulatory rules and that included restitution and a suspension from association with a FINRA member firm for a period of 2 years. As part of that settlement, Mr. Ault agreed that before he would reapply for association with FINRA, if at all, he would make restitution to certain investors. Mr. Ault was able to speak with and pay restitution to one of the investors, but no others. As a result, Mr. Ault is neither eligible, nor does he intend, to apply for association with FINRA.

2.	On June 23, 2015, Local Corporation, a Delaware corporation, filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code. Mr. Cragun, our chief financial officer, was chief financial officer of Local Corporation at the time of filing.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Family Relationships

There are no family relationships among our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Executive officers, directors and ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all such filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled except that, Mark Nelson, one of our independent directors, inadvertently filed a late Form 3.

Code of Ethics

We adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Business Conduct and Ethics as an exhibit to this Annual Report. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our Board will be provided from us without charge upon request. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE American rules, we will disclose the nature of such amendment or waiver on our website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

All of our officers also serve as executive officers of one or more of the related companies, and there are overlapping directors with such entities. Our officers and members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at any of the related companies have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and one or more of related companies to which they owe fiduciary duties.

Subject to pre-existing fiduciary or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. Each of our officers and directors has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities (including, without limitation, to one or more of the entities listed in this section) pursuant to which such officer or director may be required to present a business combination opportunity to such entities before he or she presents such opportunity to us. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to consummate our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Moreover, most of our directors and officers continue to own stock and options to purchase stock in one or more of the related companies. Additionally, our directors or officers could own disproportionate interests (in percentage or value terms) in any of the related companies. These ownership interests and/or such disparity could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company and the related companies.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even prior to us entering into a definitive agreement for our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

•	none of our officers or directors is required to, nor will he or she, commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among our operations, including our search for an initial business combination, and these other businesses.

•	in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may be required to present such business opportunities to such entities before presenting such opportunity to us.

•	our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering. If we do not consummate our initial business combination within such applicable time period, the proceeds of the sale of the Placement Warrants held in the trust account will be used to fund the redemption of our public shares, and the Placement Warrants will expire worthless. With certain limited exceptions, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year following the consummation of our initial business combination or (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, all founder shares will be released from the lock-up if (1) the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (2) if after a business combination there is a transaction whereby all of our stockholders have the right to exchange their shares for cash, securities or other property (except as described herein under the section entitled “Principal Stockholders — Restrictions on Transfers of Founder Shares and Placement Warrants”). Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the Placement Warrants.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business;

•	the corporation has an interest or expectancy in the opportunity; and

•	by taking the opportunity for his or her own, the corporate fiduciary will thereby be placed in a position inimical to his duties to the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Milton C. (Todd) Ault, III	BitNile Holdings, Inc.	Holding company for cryptocurrency, defense-aerospace, industrial, automobile, real estate, telecommunications, medical-biopharma and textiles assets	Executive Chairman of the Board

	Alzamend Neuro, Inc.	Biopharmaceutical company	Chairman Emeritus

	Ault & Company, Inc.	Holding company for various investments	Chairman of the Board

	Avalanche International Corp. (d/b/a MTIX International)	Developer of advanced materials and processing technology for textiles	Executive Chairman of the Board

William B. Horne	BitNile Holdings, Inc.	Holding company for cryptocurrency, defense-aerospace, industrial, automobile, real estate, telecommunications, medical-biopharma and textiles assets	Chief Executive Officer and Director

	Alzamend Neuro, Inc.	Biopharmaceutical company	Executive Chairman of the Board

	Avalanche International Corp. (d/b/a MTIX International)	Developer of advanced materials and processing technology for textiles	Chief Financial Officer and Director

Henry C.W. Nisser	BitNile Holdings, Inc.	Holding company for cryptocurrency, defense-aerospace, industrial, automobile, real estate, telecommunications, medical-biopharma and textiles assets	President, General Counsel and Director

	Alzamend Neuro, Inc.	Biopharmaceutical company	Executive Vice President, General Counsel and Director

	Avalanche International Corp. (d/b/a MTIX International)	Developer of advanced materials and processing technology for textiles	Executive Vice President and General Counsel

Kenneth S. Cragun	BitNile Holdings, Inc.	Holding company for cryptocurrency, defense-aerospace, industrial, automobile, real estate, telecommunications, medical-biopharma and textiles assets	Chief Financial Officer

	Alzamend Neuro, Inc.	Biopharmaceutical company	Senior Vice President of Finance

	Verb Technology Company, Inc.	Software company	Director and Chairman of the Audit Committee

David Katzoff	BitNile Holdings, Inc.	Holding company for cryptocurrency, defense-aerospace, industrial, automobile, real estate, telecommunications, medical-biopharma and textiles assets	Senior Vice President of Finance

	Alzamend Neuro, Inc.	Biopharmaceutical company	Chief Operating Officer

Mark Gustafson	PharmaKure Limited	Biopharmaceutical company	Director and Chief Financial Officer

	Alzamend Neuro, Inc.	Biopharmaceutical company	Director

Mark Nelson	Arctic International LLC	Energy services company	Chief Executive Officer, Director and Owner

	Sockeye Point Marine Services LLC	Marine services company	Managing Director and Owner

	Oasis Group International	Engineering, procurement and construction management company	Director

	Sundance Mine Group LLC	Mining development and production company	Director

Robert Smith	BitNile Holdings, Inc.	Holding company for cryptocurrency, defense-aerospace, industrial, automobile, real estate, telecommunications, medical-biopharma and textiles assets	Director

Jeffrey Bentz	BitNile Holdings, Inc.	Holding company for cryptocurrency, defense-aerospace, industrial, automobile, real estate, telecommunications, medical-biopharma and textiles assets	Director

	North Star Terminal & Stevedore Company	Stevedoring, terminal operations and management, stevedore services and heavy equipment operations	President

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

(2)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he has then-current fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us.

In addition, BitNile adopted a policy pursuant to which any business combination opportunity that is a corporate opportunity of BitNile that may also be a business combination opportunity for our company will first be presented to a standing committee of the board of directors of BitNile for consideration as to whether BitNile desires to pursue such business combination opportunity as a direct investment or to present such opportunity to our company for consideration. Howard Ash, an independent director of BitNile, will be the sole member of that committee and will not serve in any fiduciary capacity at our company.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to consummate our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations or the BitNile policy described above will materially affect our ability to consummate our initial business combination. As noted above, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company; such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares subsequently acquired in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors that provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us. Effective January 1, 2022 we have agreed to pay BitNile, an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of the Sponsor, our officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Audit Committee will review on a quarterly basis all payments that were made to the Sponsor, our officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

Following the consummation of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2022 by each person, or group of persons, known to us who beneficially owns more than 5% of our capital stock, each named executive officer, each of our directors and all directors and executive officers as a group. As of March 28, 2022, there were 14,375,000 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Placement Warrants as they are not exercisable within 60 days of the date of this Annual Report.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock
Ault Disruptive Technologies Company, LLC (2)	2,875,000 (3)	20.00%
Milton C. (Todd) Ault III	2,876,200 (4)	20.01%
William B. Horne	0	- - -
Henry C.W. Nisser	0	- - -
Kenneth S. Cragun	0	- - -
David Katzoff	0	- - -

Jeffrey A. Bentz	0	- - -
Mark Gustafson	0	- - -
Mark Nelson	0	- - -
Robert O. Smith	0	- - -
All executive officers and directors as a group (9 individuals)	2,876,200	20.01%

(1)           The business address of each of these entities and individuals is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141.

(2)           Ault Disruptive Technologies Company, LLC, the Sponsor, is the record holder of the securities reported herein. The Sponsor is a wholly-owned subsidiary of BitNile. Mr. Ault is the Executive Chairman of BitNile. By virtue of this relationship, BitNile and Mr. Ault may be deemed to beneficially own the securities owned directly by the Sponsor. Mr. Ault disclaims any such beneficial interest except to the extent of his pecuniary interest.

(3)            Represents founder shares.

(4)           Represents (i) 2,875,000 founder shares and (ii) 1,200 shares of common stock held directly by Digital Power Lending LLC, a wholly-owned subsidiary of BitNile. Mr. Ault is the Executive Chairman of BitNile. By virtue of this relationship, BitNile and Mr. Ault may be deemed to beneficially own the securities owned directly by Digital Power Lending LLC. Mr. Ault disclaims any such beneficial interest except to the extent of his pecuniary interest.

Our Sponsor, executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Restrictions on Transfers of Founder Shares and Placement Warrants

The founder shares, and placement warrants are each subject to transfer restrictions pursuant to lock-up provisions in the Letter Agreement. Those lock-up provisions provide, with certain limited exceptions, that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier to occur of: (A) one year following the consummation of our initial business combination or (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, all founder shares will be released from the lock-up if (1) the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (2) if after a business combination there is a transaction whereby all of our stockholders have the right to exchange their shares for cash, securities or other property. In the case of the Placement Warrants, until at least 30 days following the consummation of our business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of any of our officers, our directors, the initial stockholders or members of our sponsor; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the consummation of our initial business combination; (g) by virtue of the laws of Delaware or the Sponsor’s limited liability company agreement upon dissolution of the Sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the consummation of our initial business combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the Letter Agreement and by the same agreements entered into by the Sponsor with respect to such securities. However, if after a business combination there is a transaction whereby all the outstanding shares are exchanged or redeemed for cash (as would be the case in a post-asset sale liquidation) or another issuer’s shares, then the founder shares or the Placement Warrants (or any shares of common stock thereunder) shall be permitted to participate.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 23, 2021, we issued an aggregate of 2,875,000 shares of our common stock to the Sponsor, Ault Disruptive Technologies Company, LLC, for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon effectiveness of the Initial Public Offering. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Sponsor has purchased an aggregate of 7,100,000 Placement Warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,100,000. There are no redemption rights or liquidating distributions from the trust account with respect to the founder shares or Placement Warrants, which will expire worthless if we do not consummate a business combination within 12 months (or 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering.

Commencing on January 1, 2022, we pay BitNile, an affiliate of our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of the Initial Public Offering, our Sponsor loaned us $366,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and due at the date on which we consummated our Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering. The value of our Sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the Placement Warrants. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, Placement Warrants, and warrants that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board (or the appropriate committee of our Board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

In addition, our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the Audit Committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire Audit Committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the Audit Committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our Company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the Initial Public Offering held in the trust account, prior to the consummation of our initial business combination:

•	repayment of up to an aggregate of $1,500,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

•	payment of $10,000 per month, for up to 18 months, to BitNile, an affiliate of our Sponsor, for office space, utilities and secretarial and administrative support;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the Placement Warrants.

Our Audit Committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Director Independence

The rules of the NYSE American require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). As of the date of this Annual Report, we have four “independent directors” as defined in the NYSE American rules and applicable SEC rules prior to effectiveness of this offering. Our board of directors has determined that each of Messrs. Bentz, Gustafson, Nelson and Smith is an independent director under applicable SEC and NYSE American rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Director	Independent	Audit Committee Member	Nominating and Governance Committee	Compensation Committee

Milton C. Ault III	No
William B. Horne	No
Henry Nisser	No
Jeffrey A. Bentz	Yes		X	C
Mark Gustafson	Yes	C		X
Mark Nelson	Yes	X	C
Robert O. Smith	Yes	X	X	X

____________

C – Chairman of committee

X – Member of committee

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP (“Marcum”) serves as our independent registered public accounting firm for the year ended December 31, 2021.

Fees and Services

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in this Annual Report for the respective periods and other required filings with the SEC for February 22, 2021 (inception) through December 31, 2021 fees totaled approximately $102,351. The above amounts do not include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021, we did not pay Marcum for consultations concerning financial accounting and reporting standards from February 22, 2021 (inception) through December 31, 2021

Tax Fees. We have not paid Marcum for tax planning and tax advice from February 22, 2021 (inception) through December 31, 2021.

All Other Fees. We have not paid Marcum for other services from February 22, 2021 (inception) through December 31, 2021.

PART IV

ITEM 15.	EXHIBITS

3.1	Certification of Incorporation. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 3.1 thereto.
3.2	Amended and Restated Certificate of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 3.1 thereto.
3.3	By-Laws. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 3.3 thereto.
4.1	Specimen Unit Certificate. Incorporated herein by reference to the Registration Statement on Amendment No. 1 to Form S-1 filed on December 8, 2021, as Exhibit 4.1 thereto.
4.2	Specimen Common Stock Certificate. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 4.2 thereto.
4.3	Specimen Warrant Certificate. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 4.3 thereto.
4.4	Warrant Agreement, dated as of December 15, 2021, by and among the Company and Continental Stock Transfer & Trust Company, as warrant agent. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 4.1 thereto.
4.5*	Description of Capital Stock.
10.1	Letter Agreement, dated as of December 15, 2021, by and among the Company, the Sponsor and A.G.P./Alliance Global Partners. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.1 thereto.
10.2	Investment Management Trust Agreement, dated as of December 15, 2021, by and among the Company and Continental Stock Transfer & Trust Company, as trustee. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.2 thereto.
10.3	Registration Rights Agreement, dated as of December 15, 2021, by and among the Company, the Sponsor and certain other security holders of the Company. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.3 thereto.
10.4	Securities Subscription Agreement, dated February 23, 2021, between the Registrant and Ault Disruptive Technologies Company, LLC. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 10.4 thereto.
10.5	Private Placement Warrant Purchase Agreement, dated as of December 15, 2021, by and among the Company and the Sponsor. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.4 thereto.
10.6	Form of Indemnity Agreement, dated as of December 15, 2021, by and among the Company and each of the officers and directors of the Company. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.5 thereto.
10.7	Administrative Support Agreement, dated as of November 4, 2021, by and among the Company and BitNile Holdings, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.6 thereto.
10.8	Promissory Note, dated as of June 30, 2021, issued to the Sponsor. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 10.8 thereto.
14.1	Form of Code of Ethics. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 14.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY

None.

ITEM 8.	FINANCIAL STATEMENTS

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Ault Disruptive Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ault Disruptive Technologies Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent upon the consummation of a business combination. If the Company does not complete a business combination by December 15, 2022, it will cease all operations except for the purpose of winding up. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX

April 15, 2022

PCAOB ID #688

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

BALANCE SHEET

DECEMBER 31, 2021

Assets:
Current assets:
Cash	$1,849,679
Prepaid assets - current portion	395,000
Total current assets	2,244,679
Prepaid assets - non-current portion	375,000
Cash held in Trust Account	116,725,166
Total assets	$119,344,845

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$173,390
Accrued offering costs and expenses	759,990
Total current liabilities	933,380
Deferred underwriting commissions	3,450,000
Total liabilities	4,383,380

Commitments and Contingencies (Note 6)
Common stock subject to redemption, 11,500,000 shares at redemption value of $10.15	116,725,000

Shareholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding	2,875
Additional paid-in capital	—
Accumulated deficit	(1,766,410)
Total shareholders’ deficit	(1,763,535)
Total Liabilities and Shareholders’ Deficit	$119,344,845

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

STATEMENT OF OPERATIONS

For the Period From February 22, 2021 (inception) to December 31, 2021
Formation and operating costs	$29,701
Loss from operations	(29,701)

Other income
Trust interest income	3
Income from investments held in trust account	163
Total other income	166

Net loss	$(29,535)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	404,153
Basic and diluted net income per share attributable to common stock subject to redemption	$(0.01)

Basic and diluted weighted average shares outstanding, common stock	2,513,179
Basic and diluted net loss per share attributable to common stockholders	$(0.01)

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 22, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsors	2,875,000	2,875	22,125	-	25,000
Proceeds allocated to Public Warrants	-	-	4,312,500	-	4,312,500
Offering costs allocated to Public and Private Warrants	-	-	(267,087)	-	(267,087)
Proceeds received from sale of Private Placement Warrants	-	-	7,100,000	-	7,100,000
Remeasurement of Common Stock to Redemption Value	-	-	(11,167,538)	(1,736,875)	(12,904,412)
Net loss	-	-	-	(29,535)	(29,535)
Balance as of December 31, 2021	2,875,000	$2,875	$-	$(1,766,410)	$(1,763,535)

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

STATEMENT OF CASH FLOWS

For the Period from February 22, 2021 (Inception) through December 31,
2021
Cash Flows from Operating Activities:
Net loss	$(29,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(3)
Income from investments held in Trust Account	(163)
Changes in current assets and current liabilities:
Prepaid assets	(770,000)
Accounts payable and accrued expenses	832,744
Net cash provided by operating activities	33,043

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,725,000)
Net cash used in investing activities	(116,725,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net	112,125,000
Proceeds from issuance of Private Placement Warrants	7,100,000
Proceeds from issuance of promissory notes to related party	316,000
Payment of promissory notes to related party	(366,000)
Payment of offering costs	(633,364)
Net cash provided by financing activities	118,541,636

Net Change in Cash	1,849,679
Cash – Beginning	—
Cash – Ending	$1,849,679

Non-cash investing and financing activities:
Deferred offering cost included in accounts payable and accrued expenses	$150,636
Payment of deferred offering costs by the Sponsor directly to the vendor	$50,000
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Common Stock	$25,000
Remeasurement of common stock to redemption amount	$12,769,183
Deferred underwriter commissions payable	$3,450,000

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENT

Note 1 — Organization, Business Operation and Liquidity

Organization

Ault Disruptive Technologies Corporation (the “Company”) is a blank check company organized on February 22, 2021 under the laws of the State of Delaware. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies with innovative and emerging technologies, products or services in the United States.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO” or “Public Offering”). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Ault Disruptive Technologies Company, LLC (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on December 15, 2021 (the “Effective Date”). On December 20, 2021, the Company consummated its IPO of 10,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one share of common stock, par value $0.001 per share (the “Common Stock”), and three-fourths of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share. On December 20, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 11,500,000 and generated gross proceeds of $115,000,000.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 6,500,000 warrants (7,100,000 warrants when the underwriters’ over-allotment option was fully exercised on December 20, 2021) (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement. The sale of the Private Placement Warrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,100,000.

Transaction costs related to the IPO amounted to $6,297,333 consisting of $2,513,333 of underwriting commissions, $3,000,000 of deferred underwriting commissions, and $784,000 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $825,000 in transaction costs for aggregate transaction costs of $7,122,333 consisting of $2,888,333 of underwriting commissions, $3,450,000 of deferred underwriting commissions and $784,000 of other offering costs. In addition, $1,849,679 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

 Trust Account

Following the closing of the IPO on December 20, 2021, $116,725,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.15 per Unit for the 11,500,000 Units sold in the IPO. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $116,725,000 was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the consummation of the Company’s initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemptions in connection with the Company’s initial Business Combination or certain amendments to its charter prior thereto or to redeem 100% of the Company’s public shares if the Company does not consummate its initial Business Combination within 12 months (or up to 15 months or 18 months, as applicable) following the effectiveness of the Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months (or up to 15 months or 18 months, as applicable) following the effectiveness of the Public Offering, the Company’s return of the funds held in the trust account to its public stockholders as part of its redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder its ability to consummate an initial Business Combination or may result in its liquidation. If the Company is unable to consummate its initial Business Combination, the Company’s public stockholders may receive only approximately $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on the liquidation of the Company’s trust account and its warrants will expire worthless.

The Company will provide holders (the “Public Shareholders”) of its Common Stock sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement.

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Common Stock upon the completion of the initial Business Combination, regardless of whether such shareholder votes on such proposed Business Combination, and if they do vote, regardless of whether they vote for or against such proposed Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.15 per public share.

The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the initial Business Combination with respect to the Company’s warrants. Further, the Company will not proceed with redeeming the Public Shares, even if a Public Shareholder has properly elected to redeem its shares if a Business Combination does not close.

The Common Stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company’s amended and restated articles of incorporation provides that the Company will have only 12 months following the effectiveness of the Public Offering (or up to 18 months following the effectiveness of the Public Offering if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate its initial Business Combination. If the Company has not consummated an initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $50,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.

The Sponsor and each member of its management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (defined in Note 7), Private Placement Warrants and Public Shares held by them (ii) to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of Common Stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of shares of Common Stock or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Warrants they hold if the Company fails to consummate an initial Business Combination within Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Warrants if the Company fails to consummate a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to consummate a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.15, or $10.25 or $10.35 per Public Share, as applicable).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.15 per Public Share, or $10.25 or $10.35 per Public Share, as applicable, and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

On December 31, 2021, the Company had $1,849,679 in cash and $1,311,299 in working capital. Accordingly, management has determined that sufficient capital exists to sustain operations one year from the date the financial statement is issued and therefore substantial doubt has been alleviated.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, if we are unable to consummate our initial business combination within 12 months following the effectiveness of the Initial Public Offering, which is December 15, 2022, we may, but are not obligated to, extend the period of time to complete an initial business combination up to two times by an additional three months each time (for a total of up to 18 months to consummate an initial business combination). If the period of time is not extended, we will be required to cease all operations except for the purpose of winding up. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statement were issued . These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

The Company has a limited operating history and has not yet generated revenue from intended operations. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions, including but not limited to, credit risk, and changes to regulations governing the Company’s industry. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or searching for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements are in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Accounting Policy on Redeemable Shares

The Company will account for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times shares of common stock will be classified as shareholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Accordingly, 11,500,000 shares of Common Stock are subject to possible redemption, which are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the shares of Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Common Stock are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2021, the shares of common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(4,312,500)
Issuance costs allocated to common stock	(6,866,913)
Plus:
Remeasurement of carrying value to redemption value	12,904,412
Common stock subject to possible redemption	$116,725,000

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,849,679 in cash and no cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

As of December 31, 2021, the Company held $116,725,166, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Offering Costs associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs are allocated ratably with the redeemable and non-redeemable shares they are allocated to. Offering costs associated with warrants and shares of Common Stock not subject to redemption are charged to shareholders’ deficit. The Company incurred offering costs amounting to $6,297,333 consisting of $2,513,333 of underwriting commissions, $3,000,000 of deferred underwriting commissions, and $784,000 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $825,000 in transaction costs for aggregate transaction costs of $7,122,333 consisting of $2,883,333 of underwriting commissions, $3,450,000 of deferred underwriting commissions and $784,000 of other offering costs.

Warrant Instruments

The Company will account for the 8,625,000 Public Warrants and the 7,100,000 Private Placement Warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own Common Stock and whether the holders could potentially require "net cash settlement" in a circumstance outside of the Company’s control, among other conditions for equity classification. The Public and Private Placement Warrants were deemed to meet equity classification.

Net Loss per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. At December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Period from February 22, 2021 (commencement of operations) through December 31, 2021
	Common Stock Subject to Redemption	Non- Redeemable Common Stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(4,092)	$(25,443)
Denominator:
Basic and diluted weighted average shares outstanding	404,153	2,513,179

Basic and diluted net loss per common stock	$(0.01)	$(0.01)

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized.

The Company assesses its income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company’s policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021.

The Company expects to file a U.S. federal tax return. The Company was formed in 2021 and has not been required to file any tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 —Initial Public Offering

On December 20, 2021, the Company consummated its IPO of 10,000,000 Units at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one share of Common Stock and three-fourths of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment (see Note 7). On December 20, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 11,500,000 and generated gross proceeds of $115,000,000.

Following the closing of the IPO on December 20, 2021, $116,725,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. This amount was comprised of $10.15 per Unit for the 11,500,000 Units sold in the IPO. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $116,725,000 ($10.15 per Unit) was placed in a Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4— Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 6,500,000 Private Placement Warrants (7,100,000 Private Placement Warrants when the underwriters’ over-allotment option was fully exercised on December 20, 2021), each exercisable to purchase one share of Common Stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant. The sale of the Private Placement Warrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,100,000.

The Private Placement Warrants are not transferable, assignable or salable (and the shares of Common Stock issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination).

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants are redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units sold in the Public Offering. Any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants require a vote of holders of at least 50% of the number of the then outstanding Private Placement Warrants.

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021, the Company issued the Sponsor an aggregate of 2,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year following the date of the consummation of the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of Common Stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (2) if after a Business Combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property.

Private Placement Warrants

The Sponsor purchased an aggregate of 7,100,000 Private Placement Warrants, which includes the 600,000 Private Placement Warrants purchased by the Sponsor to account for the underwriters’ exercise of the over-allotment option, at a price of $1.00 per warrant, for an aggregate purchase price of $7,100,000. Each Private Placement Warrant is identical to the Public Warrants, except as described below. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate a Business Combination within 12 months (or up to 15 months or 18 months, as applicable) following the effectiveness of the Public Offering.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The terms of the Working Capital Loans have not been determined nor have any written agreements been executed with respect thereto. The Working Capital Loan totaling $366,000 was repaid out of the offering proceeds not held in the Trust Account. As of December 31, 2021, the Working Capital Loans were repaid in full.

Administrative Services Agreement

The Company’s Sponsor through the earlier of the Company’s consummation of a Business Combination and its liquidation, makes available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services.

Note 6 — Commitments and Contingencies

In the course of normal operations, the Company may be involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated.

Registration and Shareholder Rights

The holders of the Founder Shares, Public Warrants and Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and any shares of Common Stock issuable upon the exercise of the Private Placement Warrants, including those issued upon conversion of the working capital loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that no sales of these securities will be effected until after the expiration of the applicable lock-up period, as described herein. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 1,500,000 Units to cover over-allotments, if any. On December 20, 2021, the underwriters fully exercised the over-allotment option.

The underwriters were paid at the closing of the IPO an underwriting commission of $0.25 per Unit sold in the IPO or $2,513,333. Following the exercise of the underwriters’ over-allotment option on December 20, 2021, the underwriters earned an additional $375,000 for an aggregate of $2,888,333 in underwriting commissions related to the IPO and over-allotment.

In addition, $3,000,000 is payable to the underwriters for deferred underwriting commissions related to the Units sold in the IPO. Following the exercise of the underwriters’ over-allotment option on December 20, 2021, the underwriters earned an additional $450,000 for an aggregate of $3,450,000 in deferred underwriting commissions related to the IPO and over-allotment. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. As of December 31, 2021, there were 2,875,000 shares of Common Stock outstanding, excluding 11,500,000 shares of Common Stock subject to possible redemption issued.

Founder Shares

On February 23, 2021, the Sponsor purchased the 2,875,000 Founder Shares for an aggregate price of $25,000.

The holders of the Founder Shares will agree, subject to limited exceptions, not to transfer, assign or sell their Founder Shares, for a period ending on the date that is the earlier of (A) one year following the date of the consummation of the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of Common Stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (2) if after a Business Combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property.

Public Warrants and Private Placement Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants trade. The Public Warrants will become exercisable on the later of (a) one year after the date that the registration statement for the offering is declared effective by the SEC and (b) the consummation of a Business Combination; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available.

The Public Warrants have an exercise price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the consummation of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

If a registration statement covering the issuance of the shares of Common Stock issuable upon exercise of the warrants is not effective by the 60th business day following the consummation of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

•	if, and only if, the reported last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three days before the Company sends the notice of redemption to the warrant holders.

 The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the shares of Common Stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Common Stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of Common Stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares of Common Stock under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in the Public Offering.

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, its cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Common Stock issuable upon the exercise of the Company’s warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The Sponsor purchased an aggregate of 7,100,000 Private Placement Warrants, which includes the 600,000 Private Placement Warrants purchased by the Sponsor to account for the underwriters’ exercise of the over-allotment option, at a price of $1.00 per warrant, for an aggregate purchase price of $7,100,000. Each Private Placement Warrant is identical to the Public Warrants except as described below. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate a Business Combination within 12 months (or up to 15 months or 18 months, as applicable) following the effectiveness of the Public Offering. The Company’s initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares or Private Placement Warrants (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of its obligation to allow redemption in connection with the Company’s initial Business Combination or certain amendments to its charter prior thereto, to redeem 100% of the Company’s Public Shares if the Company does not consummate its initial Business Combination within 12 months (or up to 15 months or 18 months, as applicable) following the effectiveness of the Public Offering or with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) if the Company fails to consummate a Business Combination within 12 months (or up to 15 months or 18 months, as applicable) following the effectiveness of the Public Offering or if the Company liquidates prior to the expiration of the 12-month period (or 15-month period or 18-month period, as applicable). However, the Company’s initial stockholders will be entitled to redemption rights with respect to any Public Shares held by them if the Company fails to consummate a Business Combination or liquidate within the 12-month period (or 15-month period or 18-month period, as applicable).

All warrants meet the requirements for equity classification and the Company accounts for the warrants as equity instruments in accordance with ASC 815, "Derivatives and Hedging", effective with the Public Offering.

Note 8 - Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

 The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31 ,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$116,725,166	$116,725,166	$-	$-
Total	$116,725,166	$116,725,166	$-	$-

There were no transfers between Levels 1, 2 or 3 from inception to December 31, 2021

Note 9 – Income Tax

The Company’s net deferred tax assets are as follows:

December 31,
2021
Deferred tax asset
Formation costs	4,140
Federal net operating loss	2,063
Total deferred tax asset	6,202
Valuation Allowance	(6,202)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

For the Period from February 22, 2021 (Inception) Through December 31,
2021
Federal
Current	-
Deferred	$(6,202)

State
Current	-
Deferred	-

Change in valuation allowance	6,202

Income tax provision	$-

As of December 31, 2021, the Company has $9,823 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all available evidence, management believes significant uncertainty exists with respect to future realization of deferred tax assets and established a full valuation allowance. For the year ended December 31, 2021, the valuation allowance was $6,202.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31, 2021

Statutory federal income tax rate	21.00%
Change in valuation allowance	(21.00)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination since inception.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based on this, other than those discussed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Company finalized the terms of its directors and officers insurance in January 2022 for a two-year policy for a total price of approximately $754,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 15, 2022

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

NAME	POSITION	DATE

/s/ Milton C. (Todd) Ault, III	Chairman of the Board and Director	April 15, 2022
Milton C. (Todd) Ault, III

/s/ William B. Horne	Chief Executive Officer and Director	April 15, 2022
William B. Horne	(principal executive officer)

/s/ Henry C.W. Nisser	President, General Counsel and Director	April 15, 2022
Henry C.W. Nisser

/s/ Jeffrey A. Bentz	Director	April 15, 2022
Jeffrey A. Bentz

/s/ Mark Gustafson	Director	April 15, 2022
Mark Gustafson

/s/ Mark Nelson	Director	April 15, 2022
Mark Nelson

/s/ Robert O. Smith	Director	April 15, 2022
Robert O. Smith

78