Form 10-Q
period 2022-03-31
Ault Disruptive Technologies Corp
filed 2022-05-23
CIK 1864032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41171

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2279256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV	89141	(949) 444-5464
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ADRT	NYSE American
Redeemable Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50	ADRTW	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No  ☐

As of May 23, 2022, there were 2,875,000 outstanding shares of the registrant’s common stock, $0.001 par value per share.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period February 22, 2021 (inception) to March 31, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period February 22, 2021 (inception) to March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period February 22, 2021 (inception) to March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current asset - cash	$1,109,623	$1,849,679
Prepaid expenses	419,817	395,000
Total current assets	1,529,440	2,244,679
Prepaid expenses, non-current	293,582	375,000
Cash and securities held in Trust Account	116,736,920	116,725,166
Total Assets	$118,559,942	$119,344,845
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,659	$173,390
Accrued offering costs and expenses	356,018	759,990
Total current liabilities	436,677	933,380
Deferred underwriting commissions	3,450,000	3,450,000
Total liabilities	3,886,677	4,383,380
Commitments
Common stock subject to possible redemption, 11,500,000 shares at redemption value	116,725,000	116,725,000
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding	2,875	2,875
Additional paid-in capital	—	—
Accumulated deficit	(2,054,610)	(1,766,410)
Total stockholders’ deficit	(2,051,735)	(1,763,535)
Total Liabilities and Stockholders’ Deficit	$118,559,942	$119,344,845

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Month ended March 31, 2022	For the Period From February 22, 2021 (inception) to March 31, 2021
Formation and operating costs	$296,891	$958
Loss from operations	(296,891)	(958)

Other income
Trust interest income	—	—
Interest expense	(3,063)	—
Income from investments held in trust account	11,754	—
Total other income	8,691	—

Net loss	$(288,200)	$(958)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,500,000	—
Basic and diluted net income per share attributable to common stock subject to redemption	$(0.02)	$—

Basic and diluted weighted average shares outstanding, common stock	2,875,000	2,500,000
Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD
FEBRUARY 22, 2021 (INCEPTION) TO MARCH 31, 2021

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2021	2,875,000	$2,875	$—	$(1,766,410)	$(1,763,535)
Net loss	—	—	—	(288,200)	(288,200)
Balance as of March 31, 2022	2,875,000	$2,875	$—	$(2,054,610)	$(2,051,735)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of February 22, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to sponsor	2,875,000	2,875	22,125	—	25,000
Net loss	—	—	—	(958)	(958)
Balance as of March 31, 2021	2,875,000	$2,875	$22,125	$(958)	$24,052

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the Period From February 22, 2021 (inception) to March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(288,200)	$(958)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	—	—
Income from investments held in Trust Account	(11,754)	—
Changes in current assets and current liabilities:
Prepaid expenses	56,601	—
Accrued offering costs and expenses	(346,067)	958
Net cash used in operating activities	(589,420)	—
Cash Flows from Investing Activities:
Net cash used in investing activities	—	—
Cash Flows from Financing Activities:
Payments of offering costs	(150,636)	—
Net cash used in financing activities	(150,636)	—
Net change in cash	(740,056)	—
Cash, beginning of the period	1,849,679	—
Cash, end of the period	$1,109,623	$—
Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs and accounts payable	$—	$54,033
Payment of deferred offering costs by the Sponsor in exchange for the issuance of common stock	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Ault Disruptive Technologies Corporation (the “Company”) is a blank check company organized on February 22, 2021, under the laws of the State of Delaware. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies with innovative and emerging technologies, products or services in the United States.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through March 31, 2022, relates to the Company’s formation, the public offering described below and the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO” or “Public Offering”). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Ault Disruptive Technologies Company, LLC (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on December 15, 2021 (the “Effective Date”). On December 20, 2021, the Company consummated its IPO of 10,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one share of common stock, par value of $0.001 per share (the “Common Stock”), and three-fourths of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share. On December 20, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 11,500,000 and generated gross proceeds of $115,000,000.

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

Transaction costs related to the IPO amounted to $6,297,333 consisting of $2,513,333 of underwriting commissions, $3,000,000 of deferred underwriting commissions, and $784,000 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $825,000 in transaction costs for aggregate transaction costs of $7,122,333 consisting of $2,888,333 of underwriting commissions, $3,450,000 of deferred underwriting commissions, and $784,000 of other offering costs. In addition, $1,109,623 of cash was held outside of the Trust Account (as defined below) as of March 31, 2022 and is available for working capital purposes.

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

Trust Account

Following the closing of the IPO on December 20, 2021, $116,725,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.15 per Unit for the 11,500,000 Units sold in the IPO. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $116,725,000 was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the consummation of the Company’s initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemptions in connection with the Company’s initial Business Combination or certain amendments to its charter prior thereto or to redeem 100% of the Company’s public shares if the Company does not consummate its initial Business Combination within 12 months (or up to 15 months or 18 months, as applicable) following the effectiveness of the Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months (or up to 15 months or 18 months, as applicable) following the effectiveness of the Public Offering, the Company’s return of the funds held in the trust account to its public stockholders as part of its redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder its ability to consummate an initial Business Combination or may result in its liquidation. If the Company is unable to consummate its initial Business Combination, the Company’s public stockholders may receive only approximately $10.15 per public share, or $10.25 or $10.35 per public share, as applicable, on the liquidation of the Company’s trust account and its warrants will expire worthlessly.

The Company will provide holders (the “Public Shareholders”) of its Common Stock sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely at its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement.

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Common Stock upon the completion of the initial Business Combination, regardless of whether such shareholder votes on such proposed Business Combination and if they do vote, regardless of whether they vote for or against such proposed Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is currently anticipated to be $10.15 per public share.

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

The Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company’s amended and restated articles of incorporation provides that the Company will have only 12 months following the effectiveness of the Public Offering (or up to 18 months following the effectiveness of the Public Offering if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate its initial Business Combination. If the Company has not consummated an initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $50,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.

The Sponsor and each member of its management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (defined in Note 5), Private Placement Warrants and Public Shares held by them (ii) to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of Common Stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of shares of Common Stock or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Warrants they hold if the Company fails to consummate an initial Business Combination within Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.15 per Public Share, or $10.25 or $10.35 per Public Share, as applicable, and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses, or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $1.1 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, if the Company is unable to consummate the Business Combination within 12 months following the effectiveness of the Initial Public Offering, which is December 15, 2022, the Company may, but is not obligated to, extend the period of time to complete the Business Combination up to two times by an additional three months each time (for a total of up to 18 months to consummate an initial business combination). If the period of time is not extended, the Company will be required to cease all operations except for the purpose of winding up. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statement were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

The Company has a limited operating history and has not yet generated revenue from intended operations. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. along with local, state, and federal government policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions, including but not limited to, credit risk, and changes to regulations governing the Company’s industry. Adverse developments in this general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 15, 2022.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, the Company is a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

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

Accounting Policy on Redeemable Shares

The Company will account for its Common Stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, shares of common stock will be classified as shareholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Accordingly, 11,500,000 shares of Common Stock are subject to possible redemption, which are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the shares of Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Common Stock are affected by charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022, the shares of common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(4,312,500)
Issuance costs allocated to common stock	(6,866,913)
Plus:
Remeasurement of carrying value to redemption value	12,904,413
Common stock subject to possible redemption	$116,725,000

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,109,623 in cash and no cash equivalents as of March 31, 2022.

Marketable Securities Held in Trust Account

As of March 31, 2022, the Company held $116,736,920, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

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

Offering Costs associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs are allocated ratably with the redeemable and non-redeemable shares. Offering costs associated with warrants and shares of Common Stock not subject to redemption are charged to shareholders’ deficit. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. At March 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022
	Common Stock Subject to Redemption	Non- Redeemable Common Stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(230,560)	$(57,640)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000

Basic and diluted net loss per common stock	$(0.02)	$(0.02)

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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company’s policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022.

The Company expects to file a U.S. federal tax return. The Company was formed in 2021 and has not been required to file any tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022 and the adoption did not have an impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

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

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants are redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units sold in the Public Offering. Any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants requires a vote of holders of at least 50% of the number of the then outstanding Private Placement Warrants.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The terms of the Working Capital Loans have not been determined nor have any written agreements been executed with respect thereto. The Working Capital Loan totaling $366,000 was repaid out of the offering proceeds not held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Working Capital Loans were repaid in full.

Administrative Services Agreement

The Company’s Sponsor through the earlier of the Company’s consummation of a Business Combination and its liquidation, makes available to the Company certain general and administrative services, including office space, utilities, and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. The Company incurred $30,000 in operating cost associated with the administrative service fees for the three months ended March 31, 2022.

Note 6 — Commitments and Contingencies

In the course of normal operations, the Company may be involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated.

Registration and Shareholder Rights

The holders of the Founder Shares, Public Warrants, and Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and any shares of Common Stock issuable upon the exercise of the Private Placement Warrants, including those issued upon conversion of the working capital loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that no sales of these securities will be effected until after the expiration of the applicable lock-up period, as described herein. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 1,500,000 Units to cover over-allotments if any. On December 20, 2021, the underwriters fully exercised the over-allotment option.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 and with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. As of March 31, 2022, there were 2,875,000 shares of Common Stock outstanding, excluding 11,500,000 shares of Common Stock subject to possible redemption issued.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

•	if, and only if, the reported last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three days before the Company sends the notice of redemption to the warrant holders.

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

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, its cash position, the number of outstanding warrants and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Common Stock issuable upon the exercise of the Company’s warrants. In such an event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

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

Note 8 - Fair Value Measurements

Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$116,736,920	$116,736,920	$-	$-
Total	$116,736,920	$116,736,920	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$116,725,166	$116,725,166	$-	$-
Total	$116,725,166	$116,725,166	$-	$-

There were no transfers between Levels 1, 2 or 3 from inception to December 31, 2021 and during the three months ended March 31, 2022.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Ault Disruptive Technologies Corporation “our,” “us” or “we” refer to Ault Disruptive Technologies Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly-organized blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination throughout this Annual Report. While our efforts to identify a target business may span many industries and regions worldwide, we are likely to focus our search for prospects within the technology sector, which has experienced significant disruption from new and emerging products and services. We have not yet selected any specific business combination target, although we have had substantive discussions with at least one business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to the bank or other lenders or the owners of the target, or a combination of the foregoing.

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

We are not prohibited from pursuing an initial Business Combination with a business that is owned by the Sponsor or any of the related companies or making the acquisition through a joint venture or other form of shared ownership with any of them.

On December 20, 2021, we consummated our IPO of 10,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one share of common stock, par value of $0.001 per share (the “Common Stock”), and three-fourths of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share. On December 20, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 11,500,000 and generated gross proceeds of $115,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement of 6,500,000 warrants (7,100,000 warrants when the underwriters’ over-allotment option was fully exercised on December 20, 2021) (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement. The sale of the Private Placement Warrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,100,000.

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

We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2022, relates to our formation, the Initial Public Offering and since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had a net loss of $288,200, which consisted of $296,891 in formation and operating costs and $3,063 of interest expense associated with our financing of our directors and officer’s insurance policy, offset by $11,754 in interest earned on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2022, we had $1,109,623 in our operating bank account, and working capital of $1,092,763.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $1,500,000. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. To date, there were no Working Capital Loans.

Based on the foregoing, we may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and our sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our common stock upon the consummation of our initial business combination, subject to the limitations described herein. In addition, if we are unable to consummate our initial business combination within 12 months following the effectiveness of the Initial Public Offering, which is December 15, 2022, we may, but are not obligated to, extend the period of time to complete an initial business combination up to two times by an additional three months each time (for a total of up to 18 months to consummate an initial business combination). If the period of time is not extended, we will be required to cease all operations except for the purpose of winding up. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included in this Report were issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with the guidance in accounting standards codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our audited balance sheet.

Net Loss per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. At March 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All activity from February 22, 2021 (date of inception) through March 31, 2022, relates to our formation, the preparation for our IPO, and the search of targets for our initial Business Combination. We did not have any financial instruments that were exposed to market risks on March 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 20, 2021, we sold 11,500,000 units, including 1,500,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, at a purchase price of $10.00 per unit in our initial public offering (the “IPO”). Simultaneously with the closing of the IPO, we consummated the private placement of 7,100,000 private warrants for an aggregate purchase price of $7,100,000 (the “Private Placement”). Following the closing of the IPO and the Private Placement on December 20, 2021, $116,725,000 from the net proceeds of the sale of the units in the IPO and the sale of the private placement units was deposited into our trust account (the “Trust Account”), and $1,849,679 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes. Transaction costs amounted to $7,087,891 in transaction costs, including $6,338,333 of underwriting fees ($3,450,000 consisted of deferred underwriting fees) and $749,558 of other costs.

The net proceeds deposited into the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in our final prospectus dated December 15, 2021 and filed with the SEC on December 16, 2021.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description

3.1	Certification of Incorporation. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 3.1 thereto.

3.2	Amended and Restated Certificate of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 3.1 thereto.

3.3	By-Laws. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 3.3 thereto.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ault Disruptive Technologies Corporation
Dated: May 23, 2022	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

Dated: May 23, 2022	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Financial and Accounting Officer)

