Form 10-Q
period 2022-06-30
Ault Disruptive Technologies Corp
filed 2022-08-23
CIK 1864032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, there were 2,875,000 outstanding shares of the registrant’s common stock, $0.001 par value per share.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period February 22, 2021 (inception) to June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period February 22, 2021 (inception) to June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period February 22, 2021 (inception) to June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current asset - cash	$576,656	$1,849,679
Prepaid expenses	319,456	395,000
Total current assets	896,112	2,244,679
Prepaid expenses, non-current	195,721	375,000
Cash and securities held in Trust Account	116,894,539	116,725,166
Total Assets	$117,986,372	$119,344,845
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$14,879	$173,390
Accrued expenses	277,679	759,990
Tax payable	12,248	-
Total current liabilities	304,806	933,380
Deferred underwriting commissions	3,450,000	3,450,000
Total liabilities	3,754,806	4,383,380
Commitments	-	-
Common stock subject to possible redemption, 11,500,000 shares at redemption value	116,894,539	116,725,000
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding	2,875	2,875
Additional paid-in capital	-	-
Accumulated deficit	(2,665,848)	(1,766,410)
Total stockholders’ deficit	(2,662,973)	(1,763,535)
Total Liabilities and Stockholders’ Deficit	$117,986,372	$119,344,845

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	For the Period From February 22, 2021 (inception) to
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Formation and operating costs	$583,994	$1,994	$880,885	$2,952
Loss from operations	(583,994)	(1,994)	(880,885)	(2,952)
Other income
Income from investments held in trust account	157,619	-	169,373	-
Interest expense, net	(3,076)	-	(6,139)	-
Total other income	154,543	-	163,234	-

Net loss before income taxes	$(429,451)	$(1,994)	$(717,651)	$(2,952)
Income tax expense	12,248	-	12,248	-

Net loss	$(441,699)	$(1,994)	$(729,899)	$(2,952)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,500,000	-	11,500,000	-
Basic and diluted net income per share attributable to common stock subject to redemption	$(0.03)	$-	$(0.05)	$-
Basic and diluted weighted average shares outstanding, common stock	2,875,000	2,500,000	2,875,000	2,500,000
Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.00)	$(0.05)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, THE THREE MONTHS ENDED JUNE 30, 2021

AND FOR THE PERIOD FEBRUARY 22, 2021 (INCEPTION) TO JUNE 30, 2021

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2021	2,875,000	$2,875	$-	$(1,766,410)	$(1,763,535)
Net loss	-	-	-	(288,200)	(288,200)
Balance as of March 31, 2022	2,875,000	2,875	-	(2,054,610)	(2,051,735)
Remeasurement adjustment on redeemable common stock				(169,539)	(169,539)
Net loss	-	-	-	(441,699)	(441,699)
Balance as of June 30, 2022	2,875,000	$2,875	$-	$(2,665,848)	$(2,662,973)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of February 22, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock to sponsor	2,875,000	2,875	22,125	-	25,000
Net loss	-	-	-	(958)	(958)
Balance as of March 31, 2021	2,875,000	2,875	22,125	(958)	24,042
Net loss	-	-	-	(1,994)	(1,994)
Balance as of June 30, 2021	2,875,000	$2,875	$22,125	$(2,952)	$22,048

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	For the Period From February 22, 2021 (Inception) to
	June 30, 2022	June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(729,899)	$(2,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(169,373)	-
Changes in current assets and current liabilities:
Prepaid expenses	254,823	-
Accounts payable	(158,511)	2,952
Accrued expenses	(482,311)	-
Tax payable	12,248	-
Net cash used in operating activities	(1,273,023)	-
Cash Flows from Financing Activities:
Payments of offering costs	-	(142,748)
Proceeds from related party loans	-	160,000
Net cash provided by financing activities	-	17,252

Net change in cash	(1,273,023)	17,252
Cash, beginning of the period	1,849,679	-
Cash, end of the period	$576,656	$17,252

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs and accounts payable	$-	$57,250
Payment of deferred offering costs by the Sponsor in exchange for the issuance of common stock	$-	$25,000
Deferred offering costs paid by related party	$-	$142,748
Remeasurement of common stock subject to possible redemption	$169,539	$-

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through June 30, 2022, relates to the Company’s formation, the public offering described below and the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO” or “Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the IPO amounted to $6,297,333 consisting of $2,513,333 of underwriting commissions, $3,000,000 of deferred underwriting commissions, and $784,000 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $825,000 in transaction costs for aggregate transaction costs of $7,122,333 consisting of $2,888,333 of underwriting commissions, $3,450,000 of deferred underwriting commissions, and $784,000 of other offering costs. In addition, $576,656 of cash was held outside of the Trust Account (as defined below) as of June 30, 2022 and is available for working capital purposes.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $0.6 million in its operating bank account and working capital of approximately $0.6 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, taxes, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 15, 2022.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find the Company’s securities less attractive as a result, there may be a less active trading market for the Company’s securities and the prices of its securities may be more volatile.

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

The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of the Initial Public Offering, (b) in which the Company has total annual gross revenue of at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, the Company is a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the Company’s Common Stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) the Company’s annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of its Common Stock held by non-affiliates exceeds $700 million as of the prior June 30th.

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

Accounting Policy on Redeemable Shares

The Company will account for its Common Stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of Common Stock (including shares of Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, shares of Common Stock will be classified as shareholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Accordingly, 11,500,000 shares of Common Stock are subject to possible redemption, which are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the shares of Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Common Stock are affected by charges against additional paid-in capital and accumulated deficit.

As of June 30, 2022, the shares of Common Stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(4,312,500)
Issuance costs allocated to Common Stock	(6,866,913)
Plus:
Remeasurement of carrying value to redemption value	12,904,413
Common Stock subject to possible redemption as of December 31, 2021	$116,725,000
Remeasurement of common stock subject to possible redemption	169,539
Common Stock subject to possible redemption as of June 30, 2022	$116,894,539

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $576,656 in cash and no cash equivalents as of June 30, 2022.

Marketable Securities Held in Trust Account

As of June 30, 2022, the Company held $116,894,539, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. During the three and six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

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

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of the FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period, excluding Common Stock subject to forfeiture. Remeasurement associated with the redeemable shares of Common Stock is excluded from net loss per share as the redemption value approximates fair value. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the Company’s earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The following table reflects the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2022 (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Common Stock Subject to Redemption	Non Redeemable Common Stock	Common Stock Subject to Redemption	Non Redeemable Common Stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(353,359)	$(88,340)	$(583,919)	$(145,980)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	11,500,000	2,875,000

Basic and diluted net loss per common stock	$(0.03)	$(0.03)	$(0.05)	$(0.05)

The following table reflects the calculation of basic and diluted net loss per common share for the three months ended June 30, 2021 and for the period from February 22, 2021 (inception) months to June 30, 2021 (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2021		For the Period From February 22, 2021 (inception) to June 30, 2021
	Common Stock Subject to Redemption	Non Redeemable Common Stock	Common Stock Subject to Redemption	Non Redeemable Common Stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$-	$(1,994)	$-	$(2,952)
Denominator:
Basic and diluted weighted average shares outstanding	-	2,500,000	-	2,500,000

Basic and diluted net loss per common stock	$-	$(0.00)	$-	$(0.00)

Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes (“ASC 740”). The Company’s effective tax rate (“ETR”) from continuing operations was (3%) and (2%) for the three and six months ended June 30, 2022, respectively. The Company recorded income tax expense of $12,148 for each of the three and six months ended June 30, 2022. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to a U.S. federal valuation allowance.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of June 30, 2022, the Company’s net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it had no uncertain tax positions as of June 30, 2022. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

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

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021, the Company issued the Sponsor an aggregate of 2,875,000 shares of the Company’s Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year following the date of the consummation of the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of Common Stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (2) if after a Business Combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The terms of the Working Capital Loans have not been determined nor have any written agreements been executed with respect thereto. The Working Capital Loan totaling $366,000 was repaid out of the offering proceeds not held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Working Capital Loans were repaid in full.

Administrative Services Agreement

The Company’s Sponsor through the earlier of the Company’s consummation of a Business Combination and its liquidation, makes available to the Company certain general and administrative services, including office space, utilities, and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. The Company incurred $30,000 and $60,000 in operating cost associated with the administrative service fees for the three and six months ended June 30, 2022, respectively.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 and with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. As of June 30, 2022, there were 2,875,000 shares of Common Stock outstanding, excluding 11,500,000 shares of Common Stock subject to possible redemption issued.

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

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$116,894,539	$116,894,539	$-	$-
Total	$116,894,539	$116,894,539	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$116,725,166	$116,725,166	$-	$-
Total	$116,725,166	$116,725,166	$-	$-

There were no transfers between Levels 1, 2 or 3 from inception to December 31, 2021 and during the three months ended June 30, 2022.

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

Overview

We are a newly-organized blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial “Business Combination” throughout this Quarterly Report. While our efforts to identify a target business may span many industries and regions worldwide, we are likely to focus our search for prospects within the technology sector, which has experienced significant disruption from new and emerging products and services. We have not yet selected any specific business combination target, although we have had substantive discussions with at least one business combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to the bank or other lenders or the owners of the target, or a combination of the foregoing.

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

We are not prohibited from pursuing an initial Business Combination with a business that is owned by Ault Disruptive Technologies Company, LLC (the “Sponsor”) or any of the related companies or making the acquisition through a joint venture or other form of shared ownership with any of them.

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

Results of Operations

Our entire activity since inception up to June 30, 2022, relates to our formation, the IPO and since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022 and 2021, we had a net loss of $441,699 and $1,994, respectively, which consisted of $583,994 and $nil, respectively, in operating costs, $nil and $1,994 respectively, in formation costs, $3,076 and $nil, respectively, of interest expense, and $12,248 and $nil, respectively, of income tax expense offset by $157,619 and $nil, respectively, in interest earned on marketable securities held in the Trust Account.

For the six months ended June 30, 2022 and the period from inception to June 30, 2021, we had a net loss of $729,899 and $2,952, respectively, which consisted of $880,885 and $nil, respectively, in operating costs, $nil and $2,952 respectively, in formation costs, $6,139 and $nil, respectively, of interest expense, and $12,248 and $nil, respectively, of income tax expense offset by $169,373 and $nil, respectively, in interest earned on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2022, we had $576,656 in our operating bank account, and working capital of $591,306.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $1,500,000. Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). To date, there were no Working Capital Loans.

Based on the foregoing, we may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Common Stock upon the consummation of our initial Business Combination, subject to the limitations described herein. In addition, if we are unable to consummate our initial Business Combination within 12 months following the effectiveness of the IPO, which is December 15, 2022, we may, but are not obligated to, extend the period of time to complete an initial Business Combination up to two times by an additional three months each time (for a total of up to 18 months to consummate an initial Business Combination). If the period of time is not extended, we will be required to cease all operations except for the purpose of winding up. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included in this Quarterly Report were issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

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

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our shares of Common Stock subject to possible redemption in accordance with the guidance in accounting standards codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, the Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Loss per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period, excluding Common Stock subject to forfeiture. Remeasurement associated with the redeemable shares of Common Stock is excluded from net loss per share as the redemption value approximates fair value. At June 30, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the accounting for common stock subject to redemption and franchise tax expense. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for common stock subject to redemption and franchise tax expense. We have improved this process by enhancing access to accounting literature and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 20, 2021, we sold 11,500,000 units, including 1,500,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, at a purchase price of $10.00 per unit in our IPO. Simultaneously with the closing of the IPO, we consummated the private placement of 7,100,000 private warrants for an aggregate purchase price of $7,100,000 (the “Private Placement”). Following the closing of the IPO and the Private Placement on December 20, 2021, $116,725,000 from the net proceeds of the sale of the units in the IPO and the sale of the private placement units was deposited into our trust account (the “Trust Account”), and $1,849,679 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes. Transaction costs amounted to $7,087,891 in transaction costs, including $6,338,333 of underwriting fees ($3,450,000 consisted of deferred underwriting fees) and $749,558 of other costs.

The net proceeds deposited into the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

There has been no material change in the planned use of the proceeds from the IPO and Private Placement as is described in our final prospectus dated December 15, 2021 and filed with the SEC on December 16, 2021.

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

Ault Disruptive Technologies Corporation
Dated: August 23, 2022	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

Dated: August 23, 2022	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Financial and Accounting Officer)

