Form 10-Q
period 2022-09-30
Ault Disruptive Technologies Corp
filed 2022-11-21
CIK 1864032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41171

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2279256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV	89141	(949) 444-5464
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, par value $0.001 per share and three-fourths of one Redeemable Warrant to purchase one share of Common Stock	ADRU	NYSE American
Common Stock, $0.001 par value	ADRT	NYSE American
Redeemable Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50	ADRTW	NYSE American

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

As of November 21, 2022, there were 2,875,000 outstanding shares of the registrant’s common stock, $0.001 par value per share.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period February 22, 2021 (inception) to September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period February 22, 2021 (inception) to September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period February 22, 2021 (inception) to September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current asset - cash	$248,775	$1,849,679
Prepaid expenses	404,817	395,000
Total current assets	653,592	2,244,679
Prepaid expenses, noncurrent	97,861	375,000
Cash and securities held in Trust Account	117,421,389	116,725,166
Total Assets	$118,172,842	$119,344,845
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$15,744	$173,390
Accrued expenses	156,563	759,990
Tax payable	157,409	-
Total current liabilities	329,716	933,380
Deferred underwriting commissions	3,450,000	3,450,000
Total liabilities	3,779,716	4,383,380
Commitments	-	-
Common stock subject to possible redemption, 11,500,000 shares at redemption value(1)	117,113,980	116,725,000
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding	2,875	2,875
Additional paid-in capital	-	-
Accumulated deficit	(2,723,729)	(1,766,410)
Total stockholders’ deficit	(2,720,854)	(1,763,535)
Total Liabilities and Stockholders’ Deficit	$118,172,842	$119,344,845
(1)

The September 30, 2022 common stock redemption value is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes of $150,000 and $157,000, respectfully, for the period.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	For the Period From February 22, 2021 (inception) to
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation and operating costs	$218,893	$5,618	$1,099,778	$8,570
Loss from operations	(218,893)	(5,618)	(1,099,778)	(8,570)
Other income
Income from investments held in trust account	526,850	-	696,223	-
Interest expense, net	(1,236)	-	(7,375)	-
Total other income	525,614	-	688,848	-
Net income (loss) before income taxes	306,721	(5,618)	(410,930)	(8,570)
Provision for income taxes	145,161	-	157,409	-
Net income (loss)	$161,560	$(5,618)	$(568,339)	$(8,570)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,500,000	-	11,500,000	-
Basic and diluted net income (loss) per share attributable to common stock subject to redemption	$0.01	$-	$(0.04)	$-
Basic and diluted weighted average shares outstanding, common stock	2,875,000	2,500,000	2,875,000	2,500,000
Basic and diluted net income (loss) per share attributable to common stockholders	$0.01	$-	$(0.04)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

Three Months Ended September 30, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated(1) Deficit	Total Stockholders’ Deficit
Balance, June 30, 2022	2,875,000	$2,875	$-	$(2,665,848)	$(2,662,973)
Remeasurement adjustment on redeemable common stock, net	-	-	-	(219,441)	(219,441)
Net income	-	-	-	161,560	161,560
Balance, September 30, 2022	2,875,000	$2,875	$-	$(2,723,729)	$(2,720,854)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2021	2,875,000	$2,875	$22,125	$(2,952)	$22,048
Net loss	-	-	-	(5,618)	(5,618)
Balance, September 30, 2021	2,875,000	$2,875	$22,125	$(8,570)	$16,430

Nine Months Ended September 30, 2022 and the Period February 22, 2021 (inception) to September 30, 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated(1) Deficit	Total Stockholders’ Deficit
Balance, December 31, 2021	2,875,000	$2,875	$-	$(1,766,410)	$(1,763,535)
Remeasurement adjustment on redeemable common stock, net	-	-	-	(388,980)	(388,980)
Net loss	-	-	-	(568,339)	(568,339)
Balance, September 30, 2022	2,875,000	$2,875	$-	$(2,723,729)	$(2,720,854)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of February 22, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock to sponsor	2,875,000	2,875	22,125	-	25,000
Net loss	-	-	-	(8,570)	(8,570)
Balance, September 30, 2021	2,875,000	$2,875	$22,125	$(8,570)	$16,430

(1)	Remeasurement adjustment is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income tax $ of $150,000 and $157,409, respectively, for the period.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended	For the Period From February 22, 2021 (Inception) to
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(568,339)	$(8,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(696,223)	-
Changes in current assets and current liabilities:
Prepaid expenses	267,322	-
Accounts payable	(157,646)	-
Accrued expenses	(603,427)	-
Tax payable	157,409	-
Net cash used in operating activities	(1,600,904)	(8,570)
Cash Flows from Financing Activities:
Payments of offering costs	-	(258,224)
Proceeds from related party loans	-	280,000
Net cash provided by financing activities	-	21,776

Net change in cash	(1,600,904)	13,206
Cash, beginning of the period	1,849,679	-
Cash, end of the period	$248,775	$13,206

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs and accounts payable	$-	$77,409
Payment of deferred offering costs by the Sponsor in exchange for the issuance of common stock	$-	$25,000
Remeasurement of common stock subject to possible redemption	$388,980	$-

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 22, 2021 (“Inception”) through September 30, 2022, relates to the Company’s formation, the Initial Public Offering (“IPO” or “Public Offering”) described below and the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 6,500,000 warrants (7,100,000 warrants when the underwriters’ over-allotment option was fully exercised on December 20, 2021) (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant. The sale of the Private Placement Warrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,100,000.

Transaction costs related to the IPO amounted to $6,297,333 consisting of $2,513,333 of underwriting commissions, $3,000,000 of deferred underwriting commissions, and $784,000 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $825,000 in transaction costs for aggregate transaction costs of $7,122,333 consisting of $2,888,333 of underwriting commissions, $3,450,000 of deferred underwriting commissions, and $784,000 of other offering costs. In addition, $248,775 of cash was held outside of the Trust Account (as defined below) as of September 30, 2022 and is available for working capital purposes.

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

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Common Stock upon the completion of the initial Business Combination, regardless of whether such shareholder votes on such proposed Business Combination and if they do vote, regardless of whether they vote for or against such proposed Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is currently anticipated to be $10.15 per public share.

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

The Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company’s amended and restated articles of incorporation provides that the Company will have only 12 months following the effectiveness of the Public Offering (or up to 18 months following the effectiveness of the Public Offering if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate its initial Business Combination. If the Company has not consummated an initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any, (less up to $50,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $0.2 million in its operating bank account and working capital of approximately $0.6 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, taxes, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, if the Company is unable to consummate the Business Combination within 12 months following the effectiveness of the Initial Public Offering, which is December 15, 2022, the Company may, but is not obligated to, extend the period of time to complete the Business Combination up to two times by an additional three months each time (for a total of up to 18 months to consummate an initial business combination). If the period of time is not extended, the Company will be required to cease all operations except for the purpose of winding up. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Inflation Reduction Act

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “Act”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because the Company is a Delaware corporation and its securities trade on NYSE American, the Company is considered a “covered corporation” within the meaning of the Act. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of the Company’s common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with the Company’s initial business combination transaction are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with the Company less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of the Initial Public Offering, (b) in which the Company has total annual gross revenue of at least $1.235 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Use of Estimates

The preparation of the financial statements is in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Common Stock Subject to Possible Redemption

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

As of September 30, 2022, Common Stock subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(4,312,500)
Issuance costs allocated to Common Stock	(6,866,913)
Plus:
Remeasurement of carrying value to redemption value	12,904,413
Common Stock subject to possible redemption as of December 31, 2021	$116,725,000
Remeasurement of common stock subject to possible redemption	388,980
Common Stock subject to possible redemption as of September 30, 2022	$117,113,980

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $248,775 in cash and no cash equivalents as of September 30, 2022.

Marketable Securities Held in Trust Account

As of September 30, 2022, the Company held $117,421,389, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. During the three and nine months ended September 30, 2022, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs are allocated ratably with the redeemable and non-redeemable shares. Offering costs associated with warrants and shares of Common Stock not subject to redemption are charged to shareholders’ deficit. Deferred underwriting commissions are classified as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Warrant Instruments

The Company has accounted for the 8,625,000 Public Warrants and the 7,100,000 Private Placement Warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own Common Stock and whether the holders could potentially require "net cash settlement" in a circumstance outside of the Company’s control, among other conditions for equity classification. The Public and Private Placement Warrants were deemed to meet equity classification.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of the FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period, excluding Common Stock subject to forfeiture. Remeasurement associated with the redeemable shares of Common Stock is excluded from net income (loss) per share as the redemption value approximates fair value. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the Company’s earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2022 (in dollars, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	Common Stock Subject to Redemption	Non Redeemable Common Stock	Common Stock Subject to Redemption	Non Redeemable Common Stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$129,248	$32,312	$(454,671)	$(113,668)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	11,500,000	2,875,000

Basic and diluted net income (loss) per common share	$0.01	$0.01	$(0.04)	$(0.04)

The following table reflects the calculation of basic and diluted net loss per common share for the three months ended September 30, 2021 and for the period from Inception to September 30, 2021 (in dollars, except per share amounts):

	For the Three Months Ended		From Inception to September 30
	Common Stock Subject to Redemption	Non Redeemable Common Stock	Common Stock Subject to Redemption	Non Redeemable Common Stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$-	$(5,618)	$-	$(8,570)
Denominator:
Basic and diluted weighted average shares outstanding	-	2,500,000	-	2,500,000

Basic and diluted net loss per common share	$-	$-	$-	$-

Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes (“ASC 740”). The Company’s effective tax rate (“ETR”) from continuing operations was (47%) and (38%) for the three and nine months ended September 30, 2022, respectively. The Company recorded income tax expense of $145,161 and $157,409 for the three and nine months ended September 30, 2022, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to a U.S. federal valuation allowance.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of September 30, 2022, the Company’s net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it had no uncertain tax positions as of September 30, 2022. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

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

Note 4 — Private Placement Warrants

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

Private Placement Warrants

The Sponsor purchased an aggregate of 7,100,000 Private Placement Warrants, which includes the 600,000 Private Placement Warrants purchased by the Sponsor to account for the underwriters’ exercise of the over-allotment option, at a price of $1.00 per warrant, for an aggregate purchase price of $7,100,000. Each Private Placement Warrant is identical to the Public Warrants, except as described in Note 7 below. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate a Business Combination within 12 months (or up to 15 months or 18 months, as applicable) following the effectiveness of the Initial Public Offering.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The terms of the Working Capital Loans have not been determined nor have any written agreements been executed with respect thereto. The Working Capital Loan totaling $366,000 was repaid out of the offering proceeds not held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Working Capital Loans were repaid in full.

Administrative Services Agreement

The Company’s Sponsor through the earlier of the Company’s consummation of a Business Combination and its liquidation, makes available to the Company certain general and administrative services, including office space, utilities, and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. The Company incurred $30,000 and $90,000 in operating cost associated with the administrative service fees for the three and nine months ended September 30, 2022, respectively.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 and with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. As of September 30, 2022, there were 2,875,000 shares of Common Stock outstanding, excluding 11,500,000 shares of Common Stock subject to possible redemption issued.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$117,421,389	$117,421,389	$-	$-
Total	$117,421,389	$117,421,389	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$116,725,166	$116,725,166	$-	$-
Total	$116,725,166	$116,725,166	$-	$-

There were no transfers between Levels 1, 2 or 3 from Inception through September 30, 2022.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than the below the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 20, 2022, the NYSE American notified the Company that the NYSE American determined to commence proceedings to delist the Company’s warrants, each exercisable for one share of the Company’s common stock, from the NYSE American and that trading in the Company’s warrants would be suspended immediately, due to “abnormally low” trading price levels pursuant to Section 1003(f)(v) of the NYSE American Company Guide. The Company does not intend to appeal the NYSE American’s determination. The Company’s common stock and units will continue to be listed and traded on the NYSE American.

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

Overview

We are a newly organized blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial “Business Combination” throughout this Quarterly Report. While our efforts to identify a target business may span many industries and regions worldwide, we are likely to focus our search for prospects within the technology sector, which has experienced significant disruption from new and emerging products and services. We have not yet selected any specific business combination target, although we have had substantive discussions with at least one business combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to the bank or other lenders or the owners of the target, or a combination of the foregoing.

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

Results of Operations

Our entire activity since February 22, 2021 (“Inception”) up to September 30, 2022, relates to our formation, the IPO and since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of $161,560, compared to a net loss of $5,618 for the three months ended September 30, 2021. Net income for the three months ended September 30, 2022 consisted of $526,850 in interest earned on marketable securities held in the Trust Account, offset by $218,893 in operating costs, $145,161 of income tax expense and $1,236 of interest expense. Net loss for the three months ended September 30, 2021 consisted of $5,618 in formation costs.

For the nine months ended September 30, 2022 and the period from Inception to September 30, 2021, we had net losses of $568,339 and $8,570, respectively, which consisted of $1.1 million and $8,570, respectively, in formation and operating costs, $7,375 and $nil, respectively, of interest expense, and $157,409 and $nil, respectively, of income tax expense offset by $696,223 and $nil, respectively, in interest earned on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2022, we had $248,775 in our operating bank account, and working capital of $631,285.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, within the Notes to these unaudited condensed financial statements included in this report on Form 10-Q. Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Net Income (Loss) per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period, excluding Common Stock subject to forfeiture. Remeasurement associated with the redeemable shares of Common Stock is excluded from net income (loss) per share as the redemption value approximates fair value. At September 30, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the accounting for common stock subject to redemption and franchise tax expense and controls over reconciliations during the financial statement close and disclosure review process. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Management has started implementing remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we have began to expand and improve our review process for account reconciliations, common stock subject to redemption and franchise tax expense. We have improved this process by enhancing access to accounting literature and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 12-month anniversary of the effective date of the registration statement relating to our Public Offering, we may instruct Continental Stock Transfer and Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in mutual funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 12 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, the registration statement for our Public Offering became effective in December 2021 and we have operated as a blank check company searching for a target business with which to consummate an Initial Business Combination since such time (or approximately 18 months after the effective date of our registration statement for our Public Offering, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our stock and Warrants following such a transaction, and our Warrants would expire worthless.

The funds in the Trust Account have, since our Public Offering, been held only in mutual funds investing solely in treasury securities and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in Trust Account included approximately $696,223 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 12-month anniversary of the effective date of the registration statement relating to our Public Offering, or December 20, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the mutual funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of an Initial Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in mutual funds. This means that the amount available for redemption will not increase after such liquidation.

In addition, even prior to the 12-month anniversary of the effective date of the registration statement relating to our Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in mutual funds invested exclusively in such securities, even prior to the 12-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 12-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on NYSE American, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an Initial Business Combination or in the event we do not consummate an Business Combination by December 20, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our Initial Business Combination, an extension or otherwise (iii) the structure of the Initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the Initial Business Combination (or otherwise issued not in connection with the Initial Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder, and the mechanics of any required payment of the Excise Tax have not yet been determined. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an Initial Business Combination or for effecting redemptions and may affect our ability to complete an Initial Business Combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the Trust Account due to a failure to complete an Initial Business Combination within the requisite timeframe.

Other than the risk factors mentioned above, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Ault Disruptive Technologies Corporation
Dated: November 21, 2022	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

Dated: November 21, 2022	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Financial and Accounting Officer)