Form 10-K
period 2022-12-31
Ault Disruptive Technologies Corp
filed 2023-04-04
CIK 1864032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, par value $0.001 per share and three-fourths of one Redeemable Warrant to purchase one share of Common Stock	ADRU	NYSE American
Common Stock, $0.001 par value	ADRT	NYSE American

Securities registered pursuant to Section 12(g) of the Act: Redeemable Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2022 as reported by The Nasdaq Stock Market LLC on such date was approximately $115.2 million. Shares of the registrant’s common stock held by executive officers directors or 10% beneficial owners and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 14,375,000 shares of common stock outstanding as of March 30, 2023, of which 11,500,000 shares are subject to possible redemption.

Documents incorporated by reference: None

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

CERTAIN TERMS

References to “the Company,” “our,” “us,” “ADRT,” or “we” refer to Ault Disruptive Technologies Corporation, a blank check company incorporated in Delaware in February 2021. References to our “Sponsor” refer to Ault Disruptive Technologies Company, LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Ault Disruptive Technologies Corporation, which closed on December 20, 2021.

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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission (“SEC”), before making investment decisions regarding our common stock. Such risks include, but are not limited to:

•	a new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation;

•	disruptive technology companies present special risks to investors;

•	newly formed company without an operating history;

•	we may not be able to consummate a business combination within the applicable time period;

•	our ability to continue as a “going concern;”

•	lack of opportunity to vote on our proposed business combination;

•	lack of protections afforded to investors of blank check companies;

•	issuance of equity and/or debt securities to consummate a business combination;

•	lack of working capital;

•	third-party claims reducing the per-share redemption price;

•	negative interest rate for securities in which we invest the funds held in the trust account;

•	our stockholders being held liable for claims by third parties against us;

•	failure to enforce the Sponsor’s (defined below) indemnification obligations;

•	the ability of warrant holders to obtain a favorable judicial forum for disputes with the Company;

•	dependence on key personnel;

•	conflicts of interest of the Sponsor, officers and directors and the representative;

•	the delisting of our securities by NYSE American;

•	dependence on a single target business with a limited number of products or services;

•	shares being redeemed and warrants becoming worthless;

•	our competitors with advantages over us in seeking business combinations;

•	ability to obtain additional financing;

•	our initial stockholders controlling a substantial interest in us;

•	warrants’ and founder shares’ adverse effect on the market price of our common stock;

•	disadvantageous timing for redeeming warrants;

•	registration rights’ adverse effect on the market price of our common stock;

•	impact of COVID-19 and related risks;

•	business combination with a company located in a foreign jurisdiction;

•	changes in laws or regulations; tax consequences to business combinations; and

•	exclusive forum provisions in our amended and restated certificate of incorporation.

PART I

ITEM 1.	BUSINESS

General

Ault Disruptive Technologies Corporation, a Delaware corporation, is a recently organized blank check company incorporated in February 2021 whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities, including our initial public offering, as well as searching for a suitable acquisition target. We have not selected any specific business combination target, although we have engaged in substantive discussions, directly and indirectly, with a significant number of business combination targets with respect to an initial business combination with us.

While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we are focused on opportunities to acquire companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society. We intend to acquire a target business or businesses with disruptive technologies that our management team believes can achieve mainstream adoption and create opportunities for long-term appreciation in value.

Our sponsor, Ault Disruptive Technologies Company, LLC, is a wholly-owned subsidiary of Ault Alliance, Inc. (formerly known as BitNile Holdings, Inc.) (NYSE American: AULT) (“Ault”). Ault owns interests in various subsidiaries and investments that are engaged in the cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles.

Immediately prior to our Initial Public Offering (as defined below) our Sponsor owned 100% of our capital stock, consisting of shares of common stock. We anticipate that our Sponsor’s voting power and equity ownership may be substantially diluted in connection with our initial business combination, either from the issuance of new shares of common stock in exchange for the capital stock of the target, the issuance of our capital stock to third-party investors providing additional funding to us in connection with the initial business combination, or both.

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

A total of $116,725,000, comprised of $112,125,000 of the proceeds from the Initial Public Offering (which amount includes the $3,450,000 of the underwriters’ deferred discount) and $4,600,000 of the proceeds of the sale of the Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay taxes (less up to $50,000 interest to pay dissolution expenses), the funds held in the trust account will not be released from the trust account until the earliest of (i) the consummation of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of our public shares if we are unable to consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering, subject to applicable law.

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

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our common stock upon the consummation of our initial business combination, subject to the limitations described herein. On December 13, 2022, we received notice from our Sponsor of the Sponsor’s intention to deposit $1,150,000 into the trust account established in connection with our IPO (the “First Deposit”). The First Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the initial deadline of December 20, 2022 (12 months from the date of the IPO) until March 20, 2023. On March 15, 2023, we received notice from our Sponsor of the Sponsor’s intention to deposit another $1,150,000 into the trust account established in connection with our IPO (the “Second Deposit” and together with the First Deposit, the “Deposits”). The Second Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the first extension deadline of March 20, 2023 until June 20, 2023. The Sponsor intends to make the Deposits, and when each Deposit is received, the Sponsor will receive 1,150,000 private placement warrants in connection with each such Deposit, or 2,300,000 private placement warrants in total.

If we are unable to consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering, we will redeem 100%. The per-share price upon such redemption will be payable in cash and will equal the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions as described herein.

We are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141.

Strategy

While we may pursue an initial business combination target in any industry or geographic location, we are focusing our search on opportunities to acquire companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society. Our business strategy is to identify and consummate our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our selection process is designed to leverage our management team’s relationship network and unique multi-industry expertise, including proven deal-sourcing and structuring capabilities, to provide us with a multitude of business combination opportunities. Our management team has experience:

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

Milton C. (Todd) Ault, III, the Chairman of the board of directors of the Company (the “Board”), has nearly 30 years of experience identifying value in multiple asset classes in numerous financial markets as an entrepreneur, private equity investor, board member and corporate executive. Since March 2017, Mr. Ault has spent a substantial portion of his time transforming Ault into a diversified holding company with interests in the cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles industries. Mr. Ault has been the Executive Chairman of the board of directors of Ault from March 2017 to date and served as its Chief Executive Officer from December 2017 to January 2021.

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

As our Chairman, Mr. Ault leads the Board and guides the Company. Mr. Ault brings extensive knowledge of the current business environment and a deep background in identifying undervalued businesses and disruptive technology companies and transactional expertise in mergers and acquisitions, financial restructuring and capital markets.

William B. Horne, our Chief Executive Officer and a member of the Board, is also a key team member of Ault. He has been Ault’s Chief Executive Officer since January 2021, its President from August 2020 to January 2021 and its Chief Financial Officer from January 2018 to August 2020. Mr. Horne joined the board of directors of Ault in October 2016. Mr. Horne has demonstrated day-to-day operational leadership of Ault and experience with a range of disruptive technology companies in quickly evolving industries, as well as extensive knowledge of complex financial and accounting issues.

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

Henry C.W. Nisser, our President, General Counsel and a member of the Board, joined Ault as its Executive Vice President and General Counsel in May 2019, and became a director in September 2020 and President, while remaining its General Counsel, in January 2021. Mr. Nisser is well qualified in his position due to his substantial knowledge and more than two decades of working experience in corporate law, mergers and acquisitions, and corporate controls and governance.

Mr. Nisser has served as the Executive Vice President and General Counsel of Alzamend Neuro on a part-time basis since May 2019, and has been a director of that company since September 2020. Mr. Nisser has also been the Executive Vice President and General Counsel of Avalanche since May 2019. Prior to joining Ault and these companies, Mr. Nisser practiced law at the New York law firm Sichenzia Ross Ference LLP from October 2011 to April 2019, concentrating on national and international corporate law, with a focus on U.S. federal securities law compliance, mergers and acquisitions, equity and debt financings, and corporate governance. Mr. Nisser earned a B.A. degree in international relations and economics from Connecticut College and an LL.B. from University of Buckingham School of Law in the United Kingdom. Mr. Nisser speaks fluent French and Swedish and is conversant in Italian.

Kenneth S. Cragun, our Chief Financial Officer, has been the Chief Financial Officer of Ault since August 2020, Senior Vice President of Finance of Alzamend Neuro on a part-time basis since June 2021 and was previously its Chief Financial Officer on a part-time basis from December 2018 to June 2021. Mr. Cragun also currently sits on the board of directors and is the chairman of the audit committee of Verb Technology Company, Inc. (Nasdaq: VERB), a publicly-traded software-as-a-service applications platform developer, since September 2018 and also sits on the board of directors of The Singing Machine Company, Inc. (Nasdaq: MICS), a publicly-traded company that is the worldwide leader in consumer karaoke products.

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

David Katzoff, our Senior Vice President of Finance, has been the Senior Vice President of Finance of Ault since January 2019. He is also the Chief Financial Officer of Alzamend Neuro since August 2021, and was previously its Chief Operating Officer of Alzamend Neuro from December 2020 until August 2021 and Senior Vice President of Operations from November 2019 to December 2020. Mr. Katzoff is also the Chief Financial Officer of Imperalis Holding Corp. (OTCPK: IMHC), a publicly-traded company in the power conversion and power system solutions business. Mr. Katzoff served as the Chief Financial Officer of Lumina Media, LLC, a privately-held media company and publisher of life-style publications, from 2015 to December 2018, and Vice President of Finance of Local Corporation from 2003 to 2017. Mr. Katzoff earned a B.S. degree in business management from the University of California at Davis.

We believe the reputations and experience of our officers and directors and our ability to leverage their sourcing, valuation, diligence and execution capabilities provides us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. Our competitive strengths, we believe, include the following:

Industry Experience. Our management team has demonstrated success growing companies. We believe the strong track record of our management team provides access to quality initial business combination partners. In addition, through our management team, we believe we have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

Alternative Path to Becoming Public. We believe our structure makes us an attractive business combination partner to prospective target businesses that desire to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that the target businesses may favor this alternative, which we believe is less expensive, while offering greater potential certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our stockholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to the public investors.

Strong and Stable Financial Position with Flexibility. With funds in the trust account of $118.2 million available to use, as of December 31, 2022, for a business combination (including deferred underwriting commissions and taxes payable), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us on favorable terms, if at all.

Depth of Team and Access to Resources. We have a dedicated management team with a track record of executing on transactions, and the resources to source and evaluate a large number of potential transactions.

Experienced Board of Directors. We believe that our ability to leverage the experience of our Board, comprising senior operating executives across multiple sectors and industries, provides us with a distinct advantage in being able to source, evaluate and consummate an attractive transaction.

Sourcing Channels and Leading Industry Relationships. We believe our capabilities, reputation, and deeply-varied industry relationships provides us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate.

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

Public Company Experience. All members of our management team and most of our directors have extensive experience as public company executives and/or board members. This experience serves as a key competitive advantage in selecting companies that will benefit from going public, positioning us as an attractive partner to management teams of potential target companies, and help to create long-term value post-closing of our initial business combination.

Acquisition Strategy

Based on the collective business and acquisition experiences of our management team, we seek to identify and target opportunities to acquire companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society. We intend to acquire a target business or businesses with disruptive technologies that our management team believes can achieve mainstream adoption and create opportunities for long-term appreciation in value. Among these businesses, we may look at companies engaged in 5G communications, robotics, blockchain and enterprise networking. Given our management team’s collective track record of successfully closing transactions and extensive industry contacts, we believe we can identify potential targets in these and other areas and successfully negotiate and consummate our initial business combination, although we cannot provide any assurance as to if or when an initial business combination will be consummated. In addition, we believe the target business will benefit from our involvement, including through the potential strategic relationships we can introduce, as well by our assisting the target in areas such as corporate financing and integrating mergers and acquisitions, vendor and customer growth. Our selection process also leverages our team’s network of industry, private equity and venture capital relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants that we believe should provide us with significant acquisition transaction opportunities.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

•	Significant Transformational Potential. We generally seek to acquire businesses that have promising disruptive technologies which, if they gain momentum and become mainstream, have the potential to be a game changer in the near future. We may pursue businesses with owners who would be interested in a reverse merger, which is a combination effected via an exchange of equity, that could leave most or all our existing cash available as capital to support growth efforts. Such a transaction could result in dilution to holders of the common stock. See “Risk Factors.”

•	Potential Leadership Position in its Industry. We generally seek to identify businesses that have the potential to gain a leadership position in their industry or a defensible niche with a target market as a result of a new and emerging technology.

•	Strong Competitive Positioning and Differentiated Technology. We focus on attractive companies with differentiated technology aimed at solving critical challenges in their areas of focus. Companies with unique and disruptive platforms and product offerings, including technology innovators, are at the forefront of our evaluation process. Our management team and our Board have extensive operational, commercial and transactional experience with technology-driven companies in our target sectors, and use these skills to identify market leaders.

•	Unrealized Potential for Stockholder Value Creation. We seek target businesses that are both initially attractive investment candidates and that possess the potential for ongoing stockholder value creation in the long term. Examples of post-acquisition value creating activities include operational improvements in sales and marketing, increasing operating efficiency and reducing costs. Other examples include value created through add-on acquisitions or divestitures, or by lowering the cost of capital by opening up new sources of debt or equity financing.

•	Potential to Grow Through Further Acquisition Opportunities. We generally seek to acquire a business that has the potential to grow inorganically through additional acquisitions.

•	Enterprise Value. We are generally focused on companies with valuations between $200,000,000 and $500,000,000, as such companies generally have proven business models and offer long-term earnings growth potential.

•	Partnership Approach. We are pursuing a partnership approach to working with a management team that shares our strategic vision and believes we can help them achieve the full potential of their business. Our management team and our Board have a long history of starting and growing businesses, and we will use our collective experience to help guide management teams of target businesses.

•	Has a Committed and Capable Management Team. We generally seek to acquire a business with a professional management team whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

•	Benefit from Being a Publicly Traded Company. We primarily seek a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Our evaluation relating to the merits of a particular initial business combination are based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant.

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

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team provides us with an important source of acquisition opportunities. In addition, target business candidates will have been brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

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

Ault will adopt a policy pursuant to which any business combination opportunity that is a corporate opportunity of Ault that may also be a business combination opportunity for the Company will first be presented to a standing committee of the board of directors of Ault for consideration as to whether Ault desires to pursue such business combination opportunity as a direct investment or to present such opportunity to the Company for consideration. Howard Ash, an independent director of Ault, will be the sole member of that committee and will not serve in any fiduciary capacity at the Company.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of common stock (or shares of a new holding company) or for a combination of our shares of common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination of approximately $118.2 million (including deferred underwriting commissions and taxes payable), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in a quickly evolving industry, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Placement Warrants and may as a result be required to seek additional financing to consummate such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the consummation of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

Sources of Target Businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and their affiliates, have also brought to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. Effective January 1, 2022, we have agreed to pay Ault, an affiliate of our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Redemption Rights for Public Stockholders upon Consummation of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account will be approximately $10.35 per public share once the Deposits are made. Our Sponsor, officers and directors have entered into a letter agreement with us (the “Letter Agreement”), pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and Placement Warrants and any public shares held by them in connection with the consummation of our initial business combination.

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

On December 13, 2022, we received notice from our Sponsor of the Sponsor’s intention to make the First Deposit. The First Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the initial deadline of December 20, 2022 (12 months from the date of the IPO) until March 20, 2023. On March 15, 2023, we received notice from our Sponsor of the Sponsor’s intention to make the Second Deposit. The Second Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the first extension deadline of March 20, 2023 until June 20, 2023. The Sponsor intends to make the Deposits, and when each Deposit is received, the Sponsor will receive 1,150,000 private placement warrants in connection with each such Deposit, or 2,300,000 private placement warrants in total.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 18 months following the effectiveness of the Initial Public Offering to consummate our initial business combination. As noted above, our Sponsor previously elected to extend the period of time to consummate a business combination by three months, until March 20, 2023 and then by an additional three months, until June 20, 2023. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to complete our initial business combination, our Sponsor or its affiliates or designees, must make the Deposits.

If we are unable to consummate our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate our initial business combination within the 18-month period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering. However, if our Sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001, either immediately prior to or upon consummation of our initial business combination, and after payment of underwriters’ discounts and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $207,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Placement Warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.35 per public share. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.35 per public share. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.35 per public share, and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.35 per public share, due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.35 per public share, or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.35 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $207,000 of income from investments held in the trust account and the sale of the Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.35 per public share, or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.35 per public share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to consummate our business combination within 18 months following the effectiveness of the Initial Public Offering, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Consummate Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the consummation of our initial business combination and if we are unable to consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Consummate an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which is anticipated to be $10.35 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 as described elsewhere in this Annual Report and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed initial business combination.	If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following consummation of our initial business combination. There is no limit to the prices that our Sponsor, directors, officers or their affiliates may pay in these transactions.	If we are unable to consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is anticipated to be $10.35 per public share) including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Consummate an Initial Business Combination
Impact to remaining stockholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to consummate our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

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

Government Regulation

Our Sponsor is a Delaware limited liability company. The Sponsor has substantial ties to one non-U.S. person, namely a citizen of Sweden who has held resident alien status in the United States for more than forty years. While the Sponsor may constitute a “foreign person” under the strict terms of the rules and regulations of the Committee on Foreign Investment in the United States (“CFIUS”), we do not believe any initial business combination between us and a potential target company would be subject to rigorous or any CFIUS review in view of the individual’s foreign citizenship of Sweden, or in view of the “benign” asset class in which we seek to complete a business combination. If, however, our initial business combination should fall within the scope of applicable foreign ownership restrictions, we may be unable to consummate particular proposed business combinations that could be favorable to us. The process of any governmental review of an acquisition, whether under CFIUS or other regulations, could be lengthy, which could delay our ability to complete our initial business combination within the requisite time period, which means we may be required to liquidate, in which case investors could lose their entire investment. If we make a mandatory filing or determine to submit a voluntary notice to CFIUS, or proceed with a business combination without notifying CFIUS, we risk CFIUS intervention, before or after the closing of a business combination.

Facilities

Our executive offices are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141 and our telephone number is (949) 444-5464. Our executive offices are provided to us by Ault, an affiliate of our Sponsor. We have agreed to pay Ault a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Legal Proceedings

There is no material litigation, arbitration, investigations or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Research and Development

During the years ended December 31, 2022 and 2021, we spent approximately $0 on research and development.

Employees

As of the date of this Annual Report, we currently have five officers, who are part-time employees.

Milton C. (Todd) Ault III, our Chairman of the Board, William B. Horne, our Chief Executive Officer, Henry C.W. Nisser, our President and General Counsel, Kenneth S. Cragun, our Chief Financial Officer, and David Katzoff, our Senior Vice President - Finance. Mr. Ault spends not less than an average of 3 hours per month, Mr. Horne spends not less than an average of 4 hours per month, Mr. Nisser spends not less than an average of 12 hours per month, Mr. Cragun spends not less than an average of 32 hours per month, and Mr. Katzoff spends not less than an average of 8 hours per month on the Company’s business.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on NYSE American, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination.

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

The requirement that we consummate an initial business combination within 18 months following the effectiveness of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 18 months following the effectiveness of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not consummate our initial business combination with that particular target business, we may be unable to consummate our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to consummate an initial business combination within 18 months following the effectiveness of the Initial Public Offering or such later date as approved by our stockholders, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.35 per public share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

The Sponsor, our officers and directors have agreed that we must consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering. We may not be able to find a suitable target business and consummate an initial business combination within 18 months following the effectiveness of the Initial Public Offering. Our ability to consummate our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed an initial business combination within such applicable time period or such later date as approved by our stockholders, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Pursuant to the Letter Agreement, the Sponsor, our officers and directors have agreed to vote any founder shares and Placement Warrants held by them, as well as any public shares subsequently acquired, in favor of our initial business combination. As a result, in addition to the founder shares, we would need 4,312,501, or 30.0%, of the 14,375,000 public shares issued and outstanding as of the date of this Annual Report to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our Sponsor owns shares representing approximately 20% of our outstanding shares of common stock as of the date of this Annual Report. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

We may not be able to consummate our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.35 per public share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to consummate our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, if the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to consummate our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we have not consummated our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.35 per public share, and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per public share on the redemption of their shares. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per public share” and other risk factors below.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our consummation of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to consummate an initial business combination within 18 months following the effectiveness of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of Warrants and rights will not have any right to the proceeds held in the trust account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to consummate our initial business combination. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.35 per public share on our redemption of our public shares, or less than such amount in certain circumstances, and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.35 per public share on the liquidation of our trust account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per public share upon our liquidation. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per public share” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the Placement Warrants not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the effectiveness of the Initial Public Offering, we may be unable to consummate our initial business combination, in which case our public stockholders may only receive $10.35 per public share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for at least the 18 months following the effectiveness of the Initial Public Offering, assuming that our initial business combination is not consummated during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 18 months following such effectiveness; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.35 per public share on the liquidation of our trust account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per public share, upon our liquidation. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per public share” and other risk factors herein.

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

Of the net proceeds of the Initial Public Offering, the sale of the Placement Warrants and the sale of investments from the Trust Account, approximately $207,000 is available to us outside the trust account to fund our working capital requirements as of December 31, 2022. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon consummation of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the Placement Warrants. Prior to the consummation of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to consummate our initial business combination. If we are unable to consummate our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.35 per public share on our redemption of our public shares, and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per public share, on the redemption of their shares. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per public share” and other risk factors below.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per public share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.35 per public share held in the trust account, due to claims of such creditors. Pursuant to the Letter Agreement, the Sponsor, has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.35 per public share, and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.35 per public share, due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.35 per public share, and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.35 per public share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and the Sponsor, asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.35 per public share.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 18-month anniversary of the effective date of the registration statement relating to our Public Offering, we may instruct Continental Stock Transfer and Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in mutual funds.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, the registration statement for our Public Offering became effective in December 2021 and we have operated as a blank check company searching for a target business with which to consummate an Initial Business Combination since such time (or approximately 18 months after the effective date of our registration statement for our Public Offering). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our stock and Warrants following such a transaction, and our Warrants would expire worthless.

The funds in the Trust Account have, since our Public Offering, been held only in mutual funds investing solely in treasury securities and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in the Trust Account included approximately $1.5 million of dividends earned. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 18-month anniversary of the effective date of the registration statement relating to our Public Offering, or June 20, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the mutual funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of an Initial Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in mutual funds. This means that the amount available for redemption will not increase after such liquidation.

In addition, even prior to the 18-month anniversary of the effective date of the registration statement relating to our Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in mutual funds invested exclusively in such securities, even prior to the 18-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 18-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the consummation of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 18 months following the effectiveness of the Initial Public Offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate an initial business combination or may result in our liquidation. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.35 per public share on the liquidation of our trust account and our Warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month following the effectiveness of the Initial Public Offering in the event we do not consummate our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange requirements, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.35 per public share on the liquidation of our trust account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per public share on the redemption of their shares. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per public share” and other risk factors herein.

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

Resources could be wasted in researching business combinations that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.35 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to consummate a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.35 per public share on the liquidation of our trust account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per public share, on the redemption of their shares. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per public share” and other risk factors herein.

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

Each of our officers and directors has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities (including, without limitation, the entities listed in the section entitled “Directors, Executive Officers and Corporate Governance – Conflicts of Interest”) pursuant to which such officer or director may be required to present a business combination opportunity to such entities before he or she presents such opportunity to us. Also, none of Ault Alliance, Inc. (formerly known as BitNile Holdings, Inc.) (“Ault”), our Sponsor or any of our directors and officers is prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, he or she may only present such opportunity to us if such other entity rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company; such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity.

One or more of the related companies may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunities, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Ault may be suitable for both us and for one or more other entities and may be directed to such entity rather than to us.

In addition, Ault adopted a policy pursuant to which any business combination opportunity that is a corporate opportunity of Ault that may also be a business combination opportunity for our Company will first be presented to a standing committee of the board of directors of Ault for consideration as to whether Ault desires to pursue such business combination opportunity as a direct investment or to present such opportunity to our Company for consideration. Howard Ash, an independent director of Ault, will be the sole member of that committee and will not serve in any fiduciary capacity at our Company.

Ault has direct and indirect interests in subsidiaries and other companies which are engaged in a broad array of industries, including cryptocurrency, defense-aerospace, industrial, automobile, real estate, telecommunications, medical-biopharma and textiles. Conflicts may arise from Ault’s indirect ownership of our Company, as well as from actions undertaken by any its subsidiaries. Additionally, Ault may take commercial steps which may have an adverse effect on us, including with respect to any target we acquire in the initial business combination.

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

In addition, certain of our officers and directors are employed by or otherwise provide service to Ault or other companies that may make investments in, or operate in, industries we may target for our initial business combination. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to consummate our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, see “Proposed Business — Conflicts of Interest” and “Directors, Executive Officers and Corporate Governance – Conflicts of Interest”.

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

Of the net proceeds from the Initial Public Offering, the sale of the Placement Warrants and income earned on the investments held in the trust, $118.2 million is available to consummate our initial business combination and pay related fees and expenses (which includes taxes payable and up to $3,450,000 of the underwriters’ deferred discount).

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their Warrants, amended their warrant agreements to require the Warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock and amending our Warrant agreement will require a vote of holders of at least a majority of the then outstanding public Warrants (which may include public Warrants acquired by our Sponsor). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

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

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in the Letter Agreement that we have entered into with the Sponsor, our officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, our officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to consummate our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Placement Warrants. As a result, we may be required to seek additional financing to consummate such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.35 per public share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our Warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to consummate our initial business combination, our public stockholders may only receive approximately $10.35 per public share on the liquidation of our trust account, and our Warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per public share” herein, under certain circumstances our public stockholders may receive less than $10.35 per public share upon the liquidation of the trust account.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to consummate our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to consummate any such business combination.

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

The Sponsor’s ownership, and our officers’ and certain of our directors’ indirect ownership through Ault’s ownership of the Sponsor, of our common stock may create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of common stock, including the structure of our initial business combination, any financing or private placement in connection with our initial business combination, the election of directors, amendments of our organizational documents and any merger, consolidation or sale of all or substantially all of our assets.

Since the Sponsor, our officers and directors will lose their entire investment in us if our initial business combination is not consummated, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 23, 2021, the Sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering (excluding the Placement Warrants and underlying securities). The founder shares will be worthless if we do not consummate an initial business combination. The Sponsor purchased an aggregate of 7,100,000 Placement Warrants at a price of $1.00 per unit for an aggregate purchase price of $7,100,000. Once the Sponsor makes the Deposits in connection with the two three-month extensions to the time to complete the initial business combination, it will have purchased an additional 2,300,000 Placement Warrants at a price of $1.00 per unit for an aggregate purchase price of $2,300,000. Each Warrant is exercisable to purchase one share of common stock at $11.50 per share. These securities will also be worthless if we do not consummate an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares or Placement Warrants held by them in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from the Sponsor, affiliates of the Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Risks Relating to Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.35 per public share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to consummate our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to consummate our initial business combination, $50,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.35 per public share.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share. As of the date of this Annual Report, there are 68,750,000 authorized but unissued shares of common stock available for issuance and no shares of preferred stock issued and outstanding, taking into account the 8,625,000 and 8,250,000 shares of common stock reserved for issuance upon exercise of the Warrants and Placement Warrants, respectively.

We may issue a substantial number of additional shares of common or preferred stock to consummate our initial business combination or under an employee incentive plan following the consummation of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

As of the date of this Annual Report, we had approximately $207,000 of cash available and working capital of approximately $537,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial business acquisition. We cannot assure you that our plans to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

None.

ITEM 2.	PROPERTIES

Our executive offices are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141 and our telephone number is (949) 444-5464. Our executive offices are provided to us by Ault, an affiliate of our Sponsor. Effective, January 1, 2022, we have agreed to pay Ault a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

There is no material litigation, arbitration, investigations or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units were listed on the NYSE American and began trading under the symbol “ADRTU” on December 16, 2021. Our common stock is listed on the NYSE American under the symbol “ADRT”. Our redeemable warrants are available for quotation on the OTC Pink – Current Market under the symbol “ADRTW”. Prior to November 1, 2022, our redeemable warrants were listed on the NYSE American under the symbol “ADRTW”. The common stock and warrants that formerly comprised the Units began trading separately on February 9, 2022.

The following table sets forth our high and low closing sale prices per share of our common stock on the NYSE American as reported by www.nasdaq.com for each quarter since it started trading in February 2022.

Fiscal Year Ended December 31, 2022
	High	Low
First Quarter	$9.97	$9.37
Second Quarter	$10.02	$9.95
Third Quarter	$10.10	$9.98
Fourth Quarter	$10.24	$10.09

On March 30, 2023, the last sales price per share of our common stock was $10.47.

The following table sets forth our high and low closing sale prices per share of our redeemable warrants on the NYSE American as reported by www.nasdaq.com for each quarter since it started trading in February 2022.

Fiscal Year Ended December 31, 2022
	High	Low
First Quarter	$0.25	$0.14
Second Quarter	$0.17	$0.06
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.04	$0.004

On March 21, 2023, the last sales price per redeemable warrant was $0.050.

Record Holders

On March 21, 2023, there were 2 holders of record of our shares of common stock and 2 holders of record of our Warrants.

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

Equity Compensation Information

None.

Recent Sales of Unregistered Securities

None.

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

In this Annual Report, the “Company,” “ADRT,” “we,” “us” and “our” refer to Ault Disruptive Technologies Corporation, a Delaware corporation.

Recent Developments

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 22, 2021 (“Inception”) through December 31, 2022, relates to our formation, the Initial Public Offering held on December 20, 2021 and since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company is currently in the process of locating suitable targets for its initial business combination. We intend to use the cash proceeds from the Initial Public Offering and the sale of the Placement Warrants (defined below) as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the initial business combination.

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

On December 13, 2022, we received notice from our Sponsor of the Sponsor’s intention to deposit $1,150,000 into the trust account established in connection with our IPO (the “First Deposit”). The First Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the initial deadline of December 20, 2022 (12 months from the date of the IPO) until March 20, 2023. On March 15, 2023, we received notice from our Sponsor of the Sponsor’s intention to deposit another $1,150,000 into the trust account established in connection with our IPO (the “Second Deposit” and together with the First Deposit, the “Deposits”). The Second Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the first extension deadline of March 20, 2023 until June 20, 2023. The Sponsor intends to make the Deposits, and when each Deposit is received, the Sponsor will receive 1,150,000 private placement warrants in connection with each such Deposit, or 2,300,000 private placement warrants in total.

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

Our executive offices are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141, and our telephone number is (949) 444-5464.

Results of Operations

Our entire activity since Inception through December 31, 2022, relates to our formation, the IPO and since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2022, we had a net loss of $128,392, compared to a net loss of $29,535 for the period from Inception through December 31, 2021. Net loss for the year ended December 31, 2022 consisted of $1,682,956 in income from investments held in the Trust Account, offset by $1,396,032 in operating costs, $407,941 of income tax expense and $7,375 of interest expense. Net loss for the period from Inception through December 31, 2021 consisted primarily of formation and operating costs.

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

As of December 31, 2022 and 2021, we had cash and marketable securities held in the trust account of $118,193,123 and $116,725,166 (including approximately $1,682,956 and $163 of income from investments held in trust account), respectively, consisting of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended which invest only in direct U.S. government treasury obligations. Investment and interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we withdrew $215,000 of investment income from the trust account to pay our income and franchise tax obligations. The prepaid balance of $391,443 primarily consists of prepaid directors and officers insurance attributed to our two-year policy.

For the year ended 2022, cash used in operating activities was $1,858,152, primarily related to operating costs, payables and income taxes paid. For the period from Inception through December 31, 2021, cash provided by operating activities was $33,043, primarily related to deference of formation and operating costs. Changes in operating assets and liabilities used $46,804 of cash for operating activities for the year ended 2022. Changes in operating assets and liabilities provided $62,744 of cash for operating activities for the period from Inception through December 31, 2021.

We intend to use substantially all of the funds held in the trust account, including any amounts representing income earned on the trust account (less deferred underwriting commissions and taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $206,527 held outside of the trust account. We anticipate that this cash held outside of the trust account coupled with the cash that the Sponsor is expected to deposit in the trust account in connection with the Deposits, will be sufficient to allow us to operate until we consummate a business combination or are forced to wind up operations if a business combination is not consummated before any applicable extensions expire. We intend to use the funds held outside the trust account, and any additional Working Capital Loans (as defined below) from our Sponsor, an affiliate of our Sponsor or certain of our directors and officers, primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. As of December 31, 2022 and 2021 there were no outstanding Working Capital Loans.

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Common Stock upon the consummation of our initial Business Combination, subject to the limitations described herein. In addition, as we were unable to consummate our initial Business Combination within 12 months following the effectiveness of the IPO, which was December 20, 2021, we extended the period of time to complete an initial Business Combination by an additional three months and further extended it for an additional three months in March 2023. If we do not complete the initial Business Combination by the end of the second extension period, we will be required to cease all operations except for the purpose of winding up. These conditions raise substantial doubt about our ability to continue as a going concern for the remainder of the extended period. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services to the Company. We began incurring these fees on January 1, 2022 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

The underwriters of the IPO are entitled to a deferred fee of $3,450,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a business combination, subject to the terms of the underwriting agreement.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares, and the loan under an unsecured promissory note in the principal amount of $1,500,000 from our sponsor. Such promissory note bears no interest and is repayable in full at the date on which we consummate an initial business combination as contemplated by our amended and restated certificate of incorporation. Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

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

Net Loss per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. At December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

We accounted for the 8,625,000 Warrants and the 7,100,000 Private Placement Warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. The Public and Private Placement Warrants were deemed to meet equity classification.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, a significant accounting estimate included in these financial statements is the valuation of the warrant liability. Such estimates may be subject to change as more current information becomes available.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2020-06 early on January 1, 2022 and the adoption did not have an impact on its financial position, results of operations or cash flows.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

In the prior fiscal quarter, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting related to the accounting for common stock subject to redemption, franchise tax expense and controls over reconciliations during the financial statement close and disclosure review process.

During the fourth quarter of 2022, management remediated the material weaknesses related to disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for account reconciliations, common stock subject to redemption and franchise tax expense. We improved this process by enhancing access to accounting literature and hiring of qualified staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this Annual Report there were no significant changes, other than the improvement of our disclosure controls and procedures and the remediated material weakness noted above, in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III	53	Chairman of the Board	2021
William B. Horne	53	Chief Executive Officer and Director	2021
Henry Nisser	54	President, General Counsel and Director	2021
Kenneth S. Cragun	61	Chief Financial Officer	2021
David Katzoff	61	Senior Vice President - Finance	2021
Jeffrey A. Bentz	63	Director	2021
Mark Gustafson	62	Director	2021
Mark Nelson	62	Director	2021
Robert O. Smith	78	Director	2021

Milton C. (Todd) Ault, III, the Chairman of the Board of our Company since Inception, has nearly 30 years of experience identifying value in multiple asset classes in numerous financial markets as an entrepreneur, private equity investor, board member and corporate executive. Since March 2017, Mr. Ault has spent a substantial portion of his time transforming Ault Alliance, Inc. (formerly known as BitNile Holdings, Inc.) (“Ault”), into a diversified holding company with interests in the cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles industries. Mr. Ault has been the Executive Chairman of the Board of Ault from March 2017 to date, and served as its Chief Executive Officer from December 2017 to January 2021.

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

William B. Horne, the Chief Executive Officer and a member of our Board since Inception, is a key team member of Ault. He has been Ault’s Chief Executive Officer since January 2021, its President from August 2020 to January 2021 and its Chief Financial Officer from January 2018 to August 2020. Mr. Horne joined the board of directors of Ault in October 2016. Mr. Horne has demonstrated day-to-day operational leadership of Ault and experience with a range of disruptive technology companies in quickly evolving industries, as well as extensive knowledge of complex financial and accounting issues, make him well qualified as a member of the Board.

Mr. Horne has been the Chairman of the Board of Alzamend Neuro since June 2021 and served as its Chief Financial Officer from June 2016 to December 2018 and director from June 2016 to June 2021. He is also a director and the Chief Financial Officer of Avalanche since June 2016. Mr. Horne previously served as Chief Financial Officer of OptimisCorp, a healthcare technology developer, from January 2008 to May 2013, and Chief Financial Officer of Patient Safety Technologies, Inc., a medical device provider, from June 2005 to October 2008, and its interim Chief Executive Officer from January 2007 to April 2008. Prior to that, Mr. Horne held supervisory positions at the accounting firm Price Waterhouse, LLP (now PwC). Mr. Horne earned a B.A. degree in accounting from Seattle University. We believe that Mr. Horne’s extensive financial and accounting experience in diversified industries and with companies involving complex transactions give him the qualifications and skills to serve as one of our directors.

Henry C.W. Nisser, our President, General Counsel and a member of our Board since Inception, joined Ault as its Executive Vice President and General Counsel in May 2019, became a director in September 2020 and became President, while remaining its General Counsel, in January 2021. Mr. Nisser is well qualified in his position due to his substantial knowledge and more than two decades of working experience in corporate and securities law, including mergers and acquisitions, and corporate controls and governance.

Mr. Nisser has served as the Executive Vice President and General Counsel of Alzamend Neuro on a part-time basis since May 2019, and has been a director of that company since September 2020. Mr. Nisser has also been the Executive Vice President and General Counsel of Avalanche since May 2019. Between December 2021 and March 2022, Mr. Nisser served as the Chief Executive Officer and a director of Imperalis Holding Corp. Prior to joining Ault and these companies, Mr. Nisser practiced law at the New York law firm Sichenzia Ross Ference LLP from October 2011 to April 2019, concentrating on national and international corporate law, with a focus on U.S. federal securities law compliance, mergers and acquisitions, equity and debt financings, and corporate governance. Mr. Nisser earned a B.A. degree in international relations and economics from Connecticut College and an LL.B. from University of Buckingham School of Law in the United Kingdom. Mr. Nisser speaks fluent French and Swedish and is conversant in Italian. We believe that Mr. Nisser’s extensive legal experience involving complex transactions and comprehensive knowledge of securities laws and corporate governance requirements applicable to listed companies give him the qualifications and skills to serve as one of our directors.

Kenneth S. Cragun, our Chief Financial Officer since Inception, has been the Chief Financial Officer of Ault since August 2020, and Senior Vice President of Finance of Alzamend Neuro on a part-time basis since June 2021 and was previously its Chief Financial Officer on a part-time basis from December 2018 to June 2021. Mr. Cragun also currently sits on the board of directors and is the chairman of the audit committee of Verb Technology Company, Inc. (Nasdaq: VERB), a publicly-traded software-as-a-service applications platform developer, since September 2018 and also sits on the board of directors of The Singing Machine Company, Inc. (Nasdaq: MICS), a publicly-traded company that is the worldwide leader in consumer karaoke products.

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

David Katzoff, our Senior Vice President of Finance since Inception, has been the Senior Vice President of Finance of Ault since January 2019. He is also the Chief Financial Officer of Alzamend Neuro since August 2021, and was previously its Chief Operating Officer of Alzamend Neuro from December 2020 until August 2021 and Senior Vice President of Operations from November 2019 to December 2020. Mr. Katzoff is also the Chief Financial Officer of Imperalis Holding Corp. (OTCPK: IMHC), a publicly-traded company in the power conversion and power system solutions business. Mr. Katzoff served as the Chief Financial Officer of Lumina Media, LLC, a privately-held media company and publisher of life-style publications, from 2015 to December 2018, and Vice President of Finance of Local Corporation from 2003 to 2017. Mr. Katzoff earned a B.S. degree in business management from the University of California at Davis.

Jeffrey A. Bentz joined our Board upon the consummation of the Initial Public Offering. Mr. Bentz is an experienced businessman who has served since 1994 as President of North Star Terminal & Stevedore Company, a full-service stevedoring company located in Alaska and whose major areas of business include terminal operations and management, stevedore services and heavy equipment operations. Mr. Bentz has served as a director of Ault since January 2018. He also has served as a director and advisor to several private companies and agencies. Mr. Bentz obtained a B.A. degree in Business and Finance from Western Washington University. We believe that Mr. Bentz’s executive-level experience, including his operational and financial oversight of companies with multiple profit centers, and his extensive experience in the real estate and commercial services industries give him the qualifications and skills to serve as one of our directors.

Mark Gustafson joined our Board upon the consummation of the Initial Public Offering. Mr. Gustafson is a Chartered Professional Accountant with over 35 years of corporate, private and public company experience. Since January 2023, Mr. Gustafson has been a director and non-executive Chairman of BrainLuxury, Inc., a private U.S. company that is developing and selling nutrients for the brain. Since June 2021, Mr. Gustafson has served on the board of directors of Alzamend. Since April 2021, Mr. Gustafson has been the Chief Financial Officer and since January 2022 a director for PharmaKure Limited, a London-based biopharmaceutical company dedicated to the treatment of neurodegenerative diseases. Since June 2020, Mr. Gustafson has been a founder and director of Alpha Helium Inc., a private Canadian based helium exploration company. From 2014 to 2020, he was the Chief Executive Officer of Challenger Acquisitions Limited, a London Stock Exchange listed entertainment company. From 2010 to 2012, Mr. Gustafson was the President and Chief Executive Officer of Euromax Resources Limited, a Toronto Stock Exchange listed mineral exploration company. From 2005 to 2009, he served as Chairman and Chief Executive Officer of Triangle Energy Corporation, a New York Stock Exchange listed oil and gas exploration company, from 2004 to 2006, he served as President and Chief Executive Officer of Torrent Energy Corporation, a private oil and gas company, and from 2001 to 2002, he served as a financial consultant for Samson Oil & Gas and Peavine Resources, two private oil and gas companies. From 1997 to 1999, Mr. Gustafson served as President and Chief Executive Officer of Total Energy Services Ltd., a Toronto Stock Exchange listed oilfield services company, from 1993 to 1995, he served as the Chief Financial Officer of Q/media Software Corporation, a Toronto Stock Exchange listed software company, and from 1987 to 1993, he served initially as the Chief Financial Officer and then as a Vice President in charge of two operating divisions at EnServ Corporation, a Toronto Stock Exchange listed oilfield services company. From 1981 to 1987, he served as an audit manager at Price Waterhouse in Calgary Alberta. Mr. Gustafson received his Bachelor of Business Administration from Wilfrid Laurier University. We believe that Mr. Gustafson’s over 35 years of corporate, private and public company operational and financial experience gives him the qualifications and skills to serve as one of our directors.

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

Robert O. Smith joined our Board upon the consummation of the Initial Public Offering. Mr. Smith is currently an independent C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. Mr. Smith has served as a director of Ault since September 2016, and was previously a member of its board from November 2010 to May 2015. From 2004 to 2007, he served on the board of directors of Castelle Corporation. From 1990 to 2002, he was the President, Chief Executive Officer and Chairman of the Board of Ault. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of its Compower/Boschert division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company. Mr. Smith received his BBA degree in Accounting from Ohio University. We believe that Mr. Smith’s executive-level experience, including his previous service as the President, Chief Executive Officer and Chairman of the Board of Ault, his extensive experience in the accounting industry, give him the qualifications and skills to serve as one of our directors.

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

Potential investors should also be aware of the following other potential conflicts of interest:

•	none of our officers or directors is required to, nor will he or she, commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among our operations, including our search for an initial business combination, and these other businesses.

•	in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may be required to present such business opportunities to such entities before presenting such opportunity to us.

•	our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months following the effectiveness of the Initial Public Offering. If we do not consummate our initial business combination within such applicable time period, the proceeds of the sale of the Placement Warrants held in the trust account will be used to fund the redemption of our public shares, and the Placement Warrants will expire worthless. With certain limited exceptions, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year following the consummation of our initial business combination or (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, all founder shares will be released from the lock-up if (1) the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (2) if after a business combination there is a transaction whereby all of our stockholders have the right to exchange their shares for cash, securities or other property (except as described herein under the section entitled “Principal Stockholders — Restrictions on Transfers of Founder Shares and Placement Warrants”). Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the Placement Warrants.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Milton C. (Todd) Ault, III	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	Executive Chairman of the Board

	Alzamend Neuro, Inc.	Biopharmaceutical company	Chairman Emeritus

	Ault & Company, Inc.	Holding company for various investments	Chairman of the Board

	Avalanche International Corp. (d/b/a MTIX International)	Developer of advanced materials and processing technology for textiles	Executive Chairman of the Board

William B. Horne	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	Chief Executive Officer and Director

	Alzamend Neuro, Inc.	Biopharmaceutical company	Executive Chairman of the Board

	Avalanche International Corp. (d/b/a MTIX International)	Developer of advanced materials and processing technology for textiles	Chief Financial Officer and Director

Henry C.W. Nisser	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	President, General Counsel and Director

	Alzamend Neuro, Inc.	Biopharmaceutical company	Executive Vice President, General Counsel and Director

	Avalanche International Corp. (d/b/a MTIX International)	Developer of advanced materials and processing technology for textiles	Executive Vice President and General Counsel

Kenneth S. Cragun	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	Chief Financial Officer

	Alzamend Neuro, Inc.	Biopharmaceutical company	Senior Vice President of Finance

	Verb Technology Company, Inc.	Software company	Director and Chairman of the Audit Committee

	The Singing Machine Company, Inc.	Consumer karaoke	Director

David Katzoff	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	Senior Vice President of Finance

	Alzamend Neuro, Inc.	Biopharmaceutical company	Chief Financial Officer

	Imperalis Holding Corp.	power conversion and power system solutions company	Chief Financial Officer

Mark Gustafson	PharmaKure Limited	Biopharmaceutical company	Director and Chief Financial Officer

	Alzamend Neuro, Inc.	Biopharmaceutical company	Director

	Brain Luxury, Inc.	Supplementary company	Director and Non-Executive Chairman

	Alpha Helium Inc.	Helium exploration company	Founder and Director

Mark Nelson	Arctic International LLC	Energy services company	Chief Executive Officer, Director and Owner

	Sockeye Point Marine Services LLC	Marine services company	Managing Director and Owner

	Oasis Group International	Engineering, procurement and construction management company	Director

	Sundance Mine Group LLC	Mining development and production company	Director

Robert Smith	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	Director

Jeffrey Bentz	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	Director

	North Star Terminal & Stevedore Company	Stevedoring, terminal operations and management, stevedore services and heavy equipment operations	President

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.
(2)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

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

In addition, Ault adopted a policy pursuant to which any business combination opportunity that is a corporate opportunity of Ault that may also be a business combination opportunity for our company will first be presented to a standing committee of the board of directors of Ault for consideration as to whether Ault desires to pursue such business combination opportunity as a direct investment or to present such opportunity to our company for consideration. Howard Ash, an independent director of Ault, will be the sole member of that committee and will not serve in any fiduciary capacity at our company.

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

We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations or the Ault policy described above will materially affect our ability to consummate our initial business combination. As noted above, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company; such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity.

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

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us. Effective January 1, 2022 we agreed to pay Ault, an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of the Sponsor, our officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Audit Committee will review on a quarterly basis all payments that were made to the Sponsor, our officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 9, 2023, by each person, or group of persons, known to us who beneficially owns more than 5% of our capital stock, each named executive officer, each of our directors and all directors and executive officers as a group. As of March 9, 2023, there were 14,375,000 shares of common stock issued and outstanding.

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

(1)           The business address of each of these entities and individuals is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141.

(2)           Ault Disruptive Technologies Company, LLC, the Sponsor, is the record holder of the securities reported herein. The Sponsor is a wholly-owned subsidiary of Ault. Mr. Ault is the Executive Chairman of Ault. By virtue of this relationship, Ault and Mr. Ault may be deemed to beneficially own the securities owned directly by the Sponsor. Mr. Ault disclaims any such beneficial interest except to the extent of his pecuniary interest.

(3)            Represents founder shares.

(4)           Represents (i) 2,875,000 founder shares and (ii) 1,200 shares of common stock held directly by Ault Lending LLC, (formerly Digital Power Lending LLC) a wholly-owned subsidiary of Ault. Mr. Ault is the Executive Chairman of Ault. By virtue of this relationship, Ault and Mr. Ault may be deemed to beneficially own the securities owned directly by Ault Lending LLC. Mr. Ault disclaims any such beneficial interest except to the extent of his pecuniary interest.

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

Our Sponsor has purchased an aggregate of 7,100,000 Placement Warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,100,000. There are no redemption rights or liquidating distributions from the trust account with respect to the founder shares or Placement Warrants, which will expire worthless if we do not consummate a business combination within 18 months following the effectiveness of the Initial Public Offering.

Commencing on January 1, 2022, we pay Ault, an affiliate of our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees.

On December 13, 2022, we received notice from our Sponsor of the Sponsor’s intention to make the First Deposit. The First Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the initial deadline of December 20, 2022 (12 months from the date of the IPO) until March 20, 2023. On March 15, 2023, we received notice from our Sponsor of the Sponsor’s intention to make the Second Deposit. The Second Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the first extension deadline of March 20, 2023 until June 20, 2023. The Sponsor intends to make the Deposits, and when each Deposit is received, the Sponsor will receive 1,150,000 private placement warrants in connection with each such Deposit, or 2,300,000 private placement warrants in total.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our Company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the Initial Public Offering held in the trust account, prior to the consummation of our initial business combination:

•	repayment of up to an aggregate of $1,500,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

•	payment of $10,000 per month, for up to 18 months, to Ault, an affiliate of our Sponsor, for office space, utilities and secretarial and administrative support;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the Placement Warrants.

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

Marcum LLP (“Marcum”) serves as our independent registered public accounting firm for the years ended December 31, 2022 and 2021.

Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in this Annual Report for the respective periods and other required filings with the SEC for the year ended 2022 and for the period from Inception through December 31, 2021 totaled approximately $159,135 and $102,351, respectively. The above amounts include interim procedures and audit fees as well as attendance at Audit Committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended 2022 and for the period from Inception through December 31, 2021, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

PART IV

ITEM 15.	EXHIBITS

3.1	Certification of Incorporation. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 3.1 thereto.
3.2	Amended and Restated Certificate of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 3.1 thereto.
3.3	By-Laws. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 3.3 thereto.
4.1	Specimen Unit Certificate. Incorporated herein by reference to the Registration Statement on Amendment No. 1 to Form S-1 filed on December 8, 2021, as Exhibit 4.1 thereto.
4.2	Specimen Common Stock Certificate. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 4.2 thereto.
4.3	Specimen Warrant Certificate. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 4.3 thereto.
4.4	Warrant Agreement, dated as of December 15, 2021, by and among the Company and Continental Stock Transfer & Trust Company, as warrant agent. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 4.1 thereto.
4.5	Description of Capital Stock. Incorporated herein by reference to the Annual Report on Form 10-K filed on April 15, 2022, as Exhibit 4.5 thereto.
10.1	Letter Agreement, dated as of December 15, 2021, by and among the Company, the Sponsor and A.G.P./Alliance Global Partners. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.1 thereto.
10.2	Investment Management Trust Agreement, dated as of December 15, 2021, by and among the Company and Continental Stock Transfer & Trust Company, as trustee. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.2 thereto.
10.3	Registration Rights Agreement, dated as of December 15, 2021, by and among the Company, the Sponsor and certain other security holders of the Company. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.3 thereto.
10.4	Securities Subscription Agreement, dated February 23, 2021, between the Registrant and Ault Disruptive Technologies Company, LLC. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 10.4 thereto.
10.5	Private Placement Warrant Purchase Agreement, dated as of December 15, 2021, by and among the Company and the Sponsor. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.4 thereto.
10.6	Form of Indemnity Agreement, dated as of December 15, 2021, by and among the Company and each of the officers and directors of the Company. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.5 thereto.
10.7	Administrative Support Agreement, dated as of November 4, 2021, by and among the Company and BitNile Holdings, Inc. (now known as Ault Alliance, Inc.) Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.6 thereto.
10.8	Promissory Note, dated as of June 30, 2021, issued to the Sponsor. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 10.8 thereto.
14.1	Form of Code of Ethics. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 14.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY

None.

FINANCIAL STATEMENTS

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Ault Disruptive Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ault Disruptive Technologies Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Houston, Texas

April 3, 2023

PCAOB ID #688

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	As of
	December 31, 2022	December 31, 2021
Assets
Current asset - cash	$206,527	$1,849,679
Prepaid expenses	391,443	395,000
Total current assets	597,970	2,244,679
Prepaid expenses, noncurrent	10,873	375,000
Deferred tax asset, noncurrent	27,062	-
Cash and securities held in Trust Account	118,193,123	116,725,166
Total Assets	$118,829,028	$119,344,845
Liabilities, Commitments and Stockholders’ Deficit
Current liabilities:
Accounts payable	$60,952	$173,390
Accrued franchise taxes	200,000	759,990
Tax payable	285,003	-
Total current liabilities	545,955	933,380
Deferred underwriting commissions	3,450,000	3,450,000
Total liabilities	3,995,955	4,383,380
Commitments		-
Common stock subject to possible redemption, 11,500,000 shares at redemption value(1)	117,800,181	116,725,000
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding	2,875	2,875
Additional paid-in capital	-	-
Accumulated deficit	(2,969,983)	(1,766,410)
Total stockholders’ deficit	(2,967,108)	(1,763,535)
Total Liabilities, Commitments and Stockholders’ Deficit	$118,829,028	$119,344,845
(1)	The December 31, 2022 common stock redemption value is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes.

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	For the Year ended	For the Period From Inception through
	December 31, 2022	December 31, 2021
Formation and operating costs	$1,396,032	$29,701
Loss from operations	(1,396,032)	(29,701)
Other income
Income from investments held in Trust Account	1,682,956	163
Interest (expense) income, net	(7,375)	3
Total other income	1,675,581	166
Net income (loss) before income taxes	279,549	(29,535)
Income tax expense	407,941	-
Net loss	$(128,392)	$(29,535)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,500,000	404,153
Basic and diluted net loss per share attributable to common stock subject to redemption	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding, common stock	2,875,000	2,513,179
Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2022

	Common Stock		Additional Paid-in	Accumulated(1)	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	2,875,000	$2,875	$-	$(1,766,410)	$(1,763,535)
Remeasurement of common stock subject to possible redemption	-	-	-	(1,075,181)	(1,075,181)
Net loss	-	-		(128,392)	(128,392)
Balance as of December 31, 2022	2,875,000	$2,875	$-	$(2,969,983)	$(2,967,108)
(1)	Remeasurement adjustment is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes for the period.

For the period from Inception through December 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 22, 2021 (Inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsors	2,875,000	2,875	22,125	-	25,000
Proceeds allocated to Public Warrants	-	-	4,312,500	-	4,312,500
Offering costs allocated to Public and Private Warrants	-	-	(267,087)	-	(267,087)
Proceeds received from sale of Private Placement Warrants	-	-	7,100,000	-	7,100,000
Remeasurement of common stock subject to possible redemption	-	-	(11,167,538)	(1,736,875)	(12,904,413)
Net loss	-	-	-	(29,535)	(29,535)
Balance as of December 31, 2021	2,875,000	$2,875	$-	$(1,766,410)	$(1,763,535)

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period From Inception through
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(128,392)	$(29,535)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from investments held in Trust Account	(1,682,956)	(166)
Changes in current assets and current liabilities:
Prepaid expenses	367,684	(770,000)
Accounts payable	(112,438)	759,989
Accrued offering costs and expenses	(559,991)	72,755
Tax payable	257,941	-
Net cash (used in) provided by operating activities	(1,858,152)	33,043
Cash flows from investing activities:
Sale of investment (investment) in Trust Account	215,000	(116,725,000)
Net cash provided by (used in) investing activities	215,000	(116,725,000)
Cash flows from financing activities:
Proceeds from Initial Public Offering, net	-	112,125,000
Proceeds from issuance of Private Placement Warrants	-	7,100,000
Proceeds from issuance of promissory notes with related party	-	316,000
Payment of promissory notes to related party	-	(366,000)
Payment of offering costs	-	(633,364)
Net cash provided by financing activities	-	118,541,636

Net change in cash	(1,643,152)	1,849,679
Cash, beginning of the period	1,849,679	-
Cash, end of the period	$206,527	$1,849,679

Supplemental cash flow information:
Deferred offering costs included in accrued offering costs and accounts payable	$-	$150,636
Payment of deferred offering costs by the Sponsor in exchange for the issuance of common stock	$-	$25,000
Remeasurement of common stock subject to possible redemption	$1,075,181	$12,769,183
Payment of deferred offering costs by the Sponsor directly to the vendor	$-	$50,000
Deferred underwriter commissions payable	$-	$3,450,000
Income taxes paid	$150,000	$-

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Organization

Ault Disruptive Technologies Corporation (the “Company” or “We”) is a blank check company organized on February 22, 2021 under the laws of the State of Delaware. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies with innovative and emerging technologies, products or services in the United States.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from Inception through December 31, 2022 relates to our formation, the IPO and since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the IPO amounted to $6,297,333 consisting of $2,513,333 of underwriting commissions, $3,000,000 of deferred underwriting commissions, and $784,000 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $825,000 in transaction costs for aggregate transaction costs of $7,122,333 consisting of $2,888,333 of underwriting commissions, $3,450,000 of deferred underwriting commissions and $784,000 of other offering costs. In addition, $1,849,679 of cash was held outside of the Trust Account (as defined below) and used for working capital purposes.

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

Trust Account

Following the closing of the IPO on December 20, 2021, $116,725,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.15 per Unit for the 11,500,000 Units sold in the IPO. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $116,725,000 was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the consummation of the Company's initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemptions in connection with the Company's initial Business Combination or certain amendments to its charter prior thereto or to redeem 100% of the Company's public shares if the Company does not consummate its initial Business Combination within 18 months following the effectiveness of the Public Offering or (B) with respect to any other provision relating to stockholders' rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 18 months following the effectiveness of the Public Offering, the Company's return of the funds held in the trust account to its public stockholders as part of its redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder its ability to consummate an initial Business Combination or may result in its liquidation. If the Company is unable to consummate its initial Business Combination, the Company's public stockholders may receive only approximately $10.35 per public share on the liquidation of the Company's trust account and its warrants will expire worthlessly.

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

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Common Stock upon the completion of the initial Business Combination, regardless of whether such shareholder votes on such proposed Business Combination, and if they do vote, regardless of whether they vote for or against such proposed Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is currently anticipated to be $10.35 per public share once the Deposits are made.

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

The Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company’s amended and restated articles of incorporation provides that the Company will have only 12 months following the effectiveness of the Public Offering (or up to 18 months following the effectiveness of the Public Offering, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate its initial Business Combination. If the Company has not consummated an initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, if any (less up to $50,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Warrants if the Company fails to consummate a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to consummate a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.35 per Public Share).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.35 per public share, and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses, or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

On December 31, 2022, the Company had $206,527 in cash and $537,018 in working capital.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of December 31, 2022, we have been unable to consummate our initial business combination within 12 months following the effectiveness of the Initial Public Offering, which was December 20, 2022, and it is uncertain that we will be able to consummate a business combination within the available extension periods.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management has evaluated the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or searching for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Accounting Policy on Redeemable Shares

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times shares of common stock will be classified as shareholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 11,500,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the shares of Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital is zero.

As of December 31, 2022 and 2021, the shares of common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(4,312,500)
Issuance costs allocated to common stock	(6,866,913)
Plus:
Remeasurement of carrying value to redemption value	12,904,412
Common stock subject to possible redemption as of December 31, 2021	$116,725,000
Plus:
Remeasurement of common stock subject to possible redemption	1,075,181
Common Stock subject to possible redemption as of December 31, 2022	$117,800,181

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $206,527 and $1,849,679 in cash and no cash equivalents as of December 31, 2022 and 2021, respectfully.

Marketable Securities Held in a Trust Account

As of December 31, 2022, the Company held $118,193,123 in the Trust Account, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. During the year ended December 31, 2022, the Company withdrew $215,000 of income from investments held in the Trust Account to pay its income and franchise tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

Warrant Instruments

The Company accounted for the 8,625,000 Public Warrants and the 7,100,000 Private Placement Warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”. The assessment considered whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own Common Stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Public and Private Placement Warrants were deemed to meet equity classification.

Net Loss per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. At December 31, 2022 and 2021 we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the period from Inception through December 31, 2021
	Common Stock Subject to Redemption	Non- Redeemable Common Stock	Common Stock Subject to Redemption	Non- Redeemable Common Stock
Basic and diluted net loss per common share
Numerator:
Allocation of loss	$(102,714)	$(25,678)	$(4,092)	$(25,443)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	404,153	2,513,179

Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company assesses its income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company’s policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022.

The Company filed a 2021 U.S. federal tax return and expects to file a U.S. federal tax return for the year ended 2022. All tax periods since Inception remain open to examination by the taxing jurisdictions to which the Company is subject.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4— Private Placement Warrants

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

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021, the Company issued the Sponsor an aggregate of 2,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year following the date of the consummation of the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of Common Stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (2) if after a Business Combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property. The Sponsor did not transfer, assign or sell any of the Founder shares during 2021 or 2022.

Private Placement Warrants

The Sponsor purchased an aggregate of 7,100,000 Private Placement Warrants, which includes the 600,000 Private Placement Warrants purchased by the Sponsor to account for the underwriters’ exercise of the over-allotment option, at a price of $1.00 per warrant, for an aggregate purchase price of $7,100,000. Each Private Placement Warrant is identical to the Public Warrants, except as described below. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate a Business Combination within 18 months following the effectiveness of the Public Offering.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The terms of the Working Capital Loans have not been determined nor have any written agreements been executed with respect thereto. The Working Capital Loans obtained in 2021 and totaling $366,000 was repaid in full out of the offering proceeds not held in the Trust Account as of December 31, 2021.

Administrative Services Agreement

The Company’s Sponsor through the earlier of the Company’s consummation of a Business Combination and its liquidation, makes available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the year ended December 31, 2022 and for the period from Inception through December 31, 2021 the Company incurred $120,000 and $nil, respectively, in fees for these services.

Note 6 — Commitments and Contingencies

In the course of normal operations, the Company may be involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated.

Initial Business Combination Period Extension

On December 13, 2022, the Company received notice from the Sponsor of the Sponsor’s intention to deposit $1,150,000 into the trust account established in connection with the Company’s initial public offering (the “First Deposit”). The First Deposit is required to extend the period of time the Company will have to consummate its initial business combination by three months from the initial deadline of December 20, 2022 until March 20, 2023. When the Sponsor makes the First Deposit, it will receive 1,150,000 private placement warrants in connection with the First Deposit.

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

Note 7 — Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. As of December 31, 2022 and 2021, there were 2,875,000 shares of Common Stock outstanding, excluding 11,500,000 shares of Common Stock subject to possible redemption issued.

Founder Shares

On February 23, 2021, the Sponsor purchased 2,875,000 Founder Shares for an aggregate price of $25,000.

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

The Sponsor purchased an aggregate of 7,100,000 Private Placement Warrants, which includes the 600,000 Private Placement Warrants purchased by the Sponsor to account for the underwriters’ exercise of the over-allotment option, at a price of $1.00 per warrant, for an aggregate purchase price of $7,100,000. Each Private Placement Warrant is identical to the Public Warrants except as described below. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate a Business Combination within 18 months following the effectiveness of the Public Offering. The Company’s initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares or Private Placement Warrants (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of its obligation to allow redemption in connection with the Company’s initial Business Combination or certain amendments to its charter prior thereto, to redeem 100% of the Company’s Public Shares if the Company does not consummate its initial Business Combination within 18 months following the effectiveness of the Public Offering or with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) if the Company fails to consummate a Business Combination within 18 months following the effectiveness of the Public Offering or if the Company liquidates prior to the expiration of the 18-month period. However, the Company’s initial stockholders will be entitled to redemption rights with respect to any Public Shares held by them if the Company fails to consummate a Business Combination or liquidate within the 18-month period.

All warrants meet the requirements for equity classification and the Company accounts for the warrants as equity instruments in accordance with ASC 815, “Derivatives and Hedging”, effective with the Public Offering.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$118,193,123	$118,193,123	$-	$-
Total	$118,193,123	$118,193,123	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$116,725,166	$116,725,166	$-	$-
Total	$116,725,166	$116,725,166	$-	$-

There were no transfers between Levels 1, 2 or 3 for the period from Inception through December 31, 2022.

Note 9 – Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Formation costs	$337,978	$4,140
State taxes	27,062	-
Federal net operating loss	-	2,062
Total deferred tax asset	365,040	6,202
Valuation Allowance	(337,978)	(6,202)
Deferred tax asset, net of allowance	$27,062	$-

The income tax provision consists of the following:

	For the Year Ended December 31, 2022	For the period from Inception through December 31, 2021
Federal
Current	$306,135	$-
Deferred	(252,071)	(6,202)
State
Current	128,868	-
Deferred	(106,767)	-
Change in valuation allowance	331,776	6,202
Income tax provision	$407,941	$-

As of December 31, 2022, the Company has no available U.S. federal and state net operating loss carryovers.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. For the year ended December 31, 2022 and for the period from Inception through December 31, 2021, the valuation allowance was $337,978 and $6,202, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021

Statutory federal income tax rate	21.00%	21.00%
State tax	6.25%	-
Change in valuation allowance	118.68%	(21.00)%
Income tax provision	145.93%	—%

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

On March 15, 2023, the Company received notice from the Sponsor of the Sponsor’s intention to deposit $1,150,000 into the trust account established in connection with the Company’s initial public offering (the “Second Deposit”). The Second Deposit is required to extend the period of time the Company will have to consummate its initial business combination by three months from the first extension deadline of March 20, 2023 until June 20, 2023. When the Sponsor makes the Second Deposit, it will receive 1,150,000 private placement warrants in connection with the Second Deposit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 3, 2023

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

NAME	POSITION	DATE

/s/ Milton C. (Todd) Ault, III	Chairman of the Board and Director	April 3, 2023
Milton C. (Todd) Ault, III

/s/ William B. Horne	Chief Executive Officer and Director	April 3, 2023
William B. Horne	(principal executive officer)

/s/ Henry C.W. Nisser	President, General Counsel and Director	April 3, 2023
Henry C.W. Nisser

/s/ Jeffrey A. Bentz	Director	April 3, 2023
Jeffrey A. Bentz

/s/ Mark Gustafson	Director	April 3, 2023
Mark Gustafson

/s/ Mark Nelson	Director	April 3, 2023
Mark Nelson

/s/ Robert O. Smith	Director	April 3, 2023
Robert O. Smith

75