Form 10-K/A
period 2022-12-31
Ault Disruptive Technologies Corp
filed 2023-05-23
CIK 1864032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The Annual Report on Form 10-K filed by Ault Disruptive Technologies Corporation with the Securities and Exchange Commission on April 4, 2023 (the “Original Form 10-K”). This Report only amends and restates Item 8 and 9A of Part II of the Original Report to reflect the restatement. The foregoing items have not been updated to reflect other events occurring after the date of the Original Report, or to modify or update those disclosures affected by subsequent events. In addition, the exhibit list in Item 15 of Part IV has been updated only to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Amendment as Exhibit 31.1, 31.2 and 32.1.

The Amendment is being filed to correct an error in classification with respect to the Company’s common stock subject to possible redemption of 11,500,000 shares, and the corresponding asset and cash and marketable securities held in the trust account. The common stock was erroneously recorded in temporary equity and has been reclassified to correct for the error within current liabilities and the related asset, cash and marketable securities held in trust account, have been reclassified within current assets.

Internal Control and Disclosure Controls Considerations

Based on the circumstances described above, the Company’s management has concluded that a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The material weakness and the Company’s remediation plan with respect to such material weakness are more fully described in Item 9A of Part II. Controls and Procedures, contained herein.

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

As of the date of this Annual Report, we had approximately $207,000 of cash available and working capital of approximately $930,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial business acquisition. We cannot assure you that our plans to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

On March 21, 2023, the last sales price per redeemable warrant was $0.05.

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

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with the guidance in accounting standards codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as liability, outside of the stockholders’ deficit section of our audited balance sheet, as the deposits required to extend the time we have to consummate our initial business combination has not yet been made.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to applying complex accounting principles relating to the analysis of financial instruments for proper classification in the financial statements, in a timely manner. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management continues to undertake remediation steps to address this material weakness, including increasing its management review processes. This remediation is an ongoing process and there can be no assurance that it will effectively address the material weakness.

In the prior fiscal quarter, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting related to applying complex accounting principles relating to the analysis of financial instruments for proper classification in the financial statements, in a timely manner, franchise tax expense and controls over reconciliations during the financial statement close and disclosure review process.

During the fourth quarter of 2022, management remediated the material weaknesses identified in the prior fiscal quarter related to franchise tax expense and controls over reconciliations during the financial statement close and disclosure review process. Specifically, we expanded and improved our review process for account reconciliations, and franchise tax expense. We improved this process by enhancing access to accounting literature and hiring of qualified staff with the requisite experience and training to supplement existing accounting professionals.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the material weakness noted above.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this Annual Report there were no significant changes, other than the improvement of certain disclosure controls and procedures and the remediated material weakness related to franchise tax expense and controls over reconciliations as noted above, in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Restatement of the 2022 Financial Statements

As discussed in Note 1A to the financial statements, the accompanying balance sheet as of December 31, 2022 has been restated.

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

Houston, Texas

April 3, 2023, except for the effects of the restatement discussed in Note 1A, as to which the date is May 22, 2023.

PCAOB ID #688

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	As of
	December 31, 2022 Restated	December 31, 2021
Assets
Current asset - cash	$206,527	$1,849,679
Prepaid expenses	391,443	395,000
Cash and securities held in Trust Account	118,193,123	-
Total current assets	118,791,093	2,244,679
Prepaid expenses, noncurrent	10,873	375,000
Deferred tax asset, noncurrent	27,062	-
Cash and securities held in Trust Account	-	116,725,166
Total Assets	$118,829,028	$119,344,845
Liabilities, Commitments and Stockholders’ Deficit
Current liabilities:
Accounts payable	$60,952	$173,390
Accrued franchise taxes	200,000	759,990
Tax payable	285,003	-
Common stock subject to possible redemption, 11,500,000 shares at redemption value(1)	117,800,181	-
Total current liabilities	118,346,136	933,380
Deferred underwriting commissions	3,450,000	3,450,000
Total liabilities	121,796,136	4,383,380
Commitments		-
Common stock subject to possible redemption, 11,500,000 shares at redemption value(1)	-	116,725,000
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding	2,875	2,875
Additional paid-in capital	-	-
Accumulated deficit	(2,969,983)	(1,766,410)
Total stockholders’ deficit	(2,967,108)	(1,763,535)
Total Liabilities, Commitments and Stockholders’ Deficit	$118,829,028	$119,344,845
(1)	The December 31, 2022 common stock redemption value is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes.

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	For the Year ended	For the Period From Inception through
	December 31, 2022	December 31, 2021
Formation and operating costs	$1,396,032	$29,701
Loss from operations	(1,396,032)	(29,701)
Other income
Income from investments held in Trust Account	1,682,956	163
Interest (expense) income, net	(7,375)	3
Total other income	1,675,581	166
Net income (loss) before income taxes	279,549	(29,535)
Income tax expense	407,941	-
Net loss	$(128,392)	$(29,535)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,500,000	404,153
Basic and diluted net loss per share attributable to common stock subject to redemption	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding, common stock	2,875,000	2,513,179
Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.01)

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

Trust Account

Following the closing of the IPO on December 20, 2021, $116,725,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.15 per Unit for the 11,500,000 Units sold in the IPO. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $116,725,000 was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the consummation of the Company’s initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemptions in connection with the Company’s initial Business Combination or certain amendments to its charter prior thereto or to redeem 100% of the Company’s public shares if the Company does not consummate its initial Business Combination within 18 months following the effectiveness of the Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 18 months following the effectiveness of the Public Offering, the Company’s return of the funds held in the trust account to its public stockholders as part of its redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder its ability to consummate an initial Business Combination or may result in its liquidation. If the Company is unable to consummate its initial Business Combination, the Company’s public stockholders may receive only approximately $10.35 per public share on the liquidation of the Company’s trust account and its warrants will expire worthlessly.

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

Liquidity and Going Concern

On December 31, 2022, the Company had $206,527 in cash and $929,960 in working capital.

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

Note 1A — Restatement of previously issued financial statements

This Amendment amends the Annual Report on Form 10-K filed by Ault Disruptive Technologies Corporation with the Securities and Exchange Commission on April 4, 2023. This amendment only corrects an error in the classification of the Common stock subject to possible redemption (the “Redeemable Shares”) that were erroneously recorded in temporary equity and have been reclassified to correct the error within current liabilities and the Cash and securities held in the trust account (“Cash”) has been reclassified to current assets to correspond with the current liability classification of the Redeemable Shares.

On December 13, 2022, we received notice from our Sponsor of the Sponsor’s intention to deposit $1,150,000 into the trust account established in connection with our IPO (the “First Deposit”). The First Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the initial deadline of December 20, 2022 (12 months from the date of the IPO) until March 20, 2023. On March 15, 2023, we received notice from our Sponsor of the Sponsor’s intention to deposit another $1,150,000 into the trust account established in connection with our IPO (the “Second Deposit” and together with the First Deposit, the “Deposits”). The Second Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the first extension deadline of March 20, 2023 until June 20, 2023. The Deposits associated with these extensions have not yet been made.

The Company has restated its Balance Sheet as of December 31, 2022, and has modified certain disclosures including Item 9A of Part II to reflect the identification of a material weakness.

As a result, the reclassification increased current assets and liabilities and decreased temporary equity and our working capital as of December 31, 2022.

	As of December 31, 2022
	As Reported	Adjustment	Restated
Assets
Current asset - cash	$206,527	$-	$206,527
Prepaid expenses	391,443	-	391,443
Cash and securities held in Trust Account	-	118,193,123	118,193,123
Total current assets	597,970	118,193,123	118,791,093
Prepaid expenses, noncurrent	10,873	-	10,873
Deferred tax asset, noncurrent	27,062	-	27,062
Cash and securities held in Trust Account	118,193,123	(118,193,123)	-
Total Assets	$118,829,028	$-	$118,829,028
Liabilities, Commitments and Stockholders’ Deficit
Current liabilities:
Accounts payable	$60,952	$-	$60,952
Accrued franchise taxes	200,000	-	200,000
Tax payable	285,003	-	285,003
Common stock subject to possible redemption, 11,500,000 shares at redemption value(1)	-	117,800,181	117,800,181
Total current liabilities	545,955	117,800,181	118,346,136
Deferred underwriting commissions	3,450,000	-	3,450,000
Total liabilities	3,995,955	117,800,181	121,796,136
Commitments
Common stock subject to possible redemption, 11,500,000 shares at redemption value(1)	117,800,181	(117,800,181)	-
Stockholders’ Deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding	2,875	-	2,875
Accumulated deficit	(2,969,983)	-	(2,969,983)
Total stockholders’ deficit	(2,967,108)	-	(2,967,108)
Total Liabilities, Commitments and Stockholders’ Deficit	$118,829,028	$-	$118,829,028

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

Accounting Policy on Redeemable Shares

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times shares of common stock will be classified as shareholders’ equity. At December 31 2022, 11,500,000 shares of common stock subject to possible redemption are presented at redemption value as a current liability, , as the Common stock may be mandatorily redeemed due to the deposits required to extend the time we have to consummate our initial business combination not yet being made. At December 31, 2021, the Company’s common stock featured certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events not solely within the Company’s control. Accordingly, at December 31, 2021 these shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Dated:  May 22, 2023

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

NAME	POSITION	DATE

/s/ Milton C. (Todd) Ault, III	Chairman of the Board and Director	May 22, 2023
Milton C. (Todd) Ault, III

/s/ William B. Horne	Chief Executive Officer and Director	May 22, 2023
William B. Horne	(principal executive officer)

/s/ Henry C.W. Nisser	President, General Counsel and Director	May 22, 2023
Henry C.W. Nisser

/s/ Jeffrey A. Bentz	Director	May 22, 2023
Jeffrey A. Bentz

/s/ Mark Gustafson	Director	May 22, 2023
Mark Gustafson

/s/ Mark Nelson	Director	May 22, 2023
Mark Nelson

/s/ Robert O. Smith	Director	May 22, 2023
Robert O. Smith

75