Form 10-Q
period 2023-03-31
Ault Disruptive Technologies Corp
filed 2023-05-23
CIK 1864032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 23, 2023, there were 14,375,000 outstanding shares of the registrant’s common stock, $0.001 par value per share, of which 11,500,000 shares are subject to possible redemption.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current asset - cash	$63,161	$206,527
Prepaid expenses	304,457	391,443
Cash and marketable securities held in Trust Account	119,254,187	118,193,123
Total current assets	119,621,805	118,791,093
Prepaid expenses, noncurrent	-	10,873
Deferred tax asset, noncurrent	27,062	27,062
Total Assets	$119,648,867	$118,829,028
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$136,276	$60,952
Accrued franchise taxes	50,000	200,000
Income tax payable	623,846	285,003
Common stock subject to possible redemption, 11,500,000 shares at redemption value(1)	118,672,204	117,800,181
Total current liabilities	119,482,326	118,346,136
Deferred underwriting commissions	3,450,000	3,450,000
Total liabilities	122,932,326	121,796,136

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding	2,875	2,875
Additional paid-in capital	-	-
Accumulated deficit	(3,286,334)	(2,969,983)
Total stockholders’ deficit	(3,283,459)	(2,967,108)
Total Liabilities and Stockholders’ Deficit	$119,648,867	$118,829,028
(1)	The common stock redemption value is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Operating costs	$358,888	$296,891
Loss from operations	(358,888)	(296,891)
Other income:
Income from investments held in trust account	1,253,403	11,754
Interest expense, net	-	(3,063)
Total other income	1,253,403	8,691
Net income (loss) before income taxes	894,515	(288,200)
Provision for income taxes	338,843	-
Net income (loss)	$555,672	$(288,200)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,500,000	11,500,000
Basic and diluted net income (loss) per share attributable to common stock subject to redemption	$0.04	$(0.02)
Basic and diluted weighted average shares outstanding, common stock	2,875,000	2,875,000
Basic and diluted net income (loss) per share attributable to common stockholders	$0.04	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, January 1, 2023	2,875,000	$2,875	$-	$(2,969,983)	$(2,967,108)
Remeasurement adjustment on redeemable common stock, net(1)	-	-	-	(872,023)	(872,023)
Net income	-	-	-	555,672	555,672
Balance, March 31, 2023	2,875,000	$2,875	$-	$(3,286,334)	$(3,283,459)
(1)	Remeasurement adjustment is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes for the period.

Three Months Ended March 31, 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, January 1, 2022	2,875,000	$2,875	$-	$(1,766,410)	$(1,763,535)
Net loss	-	-	-	(288,200)	(288,200)
Balance, March 31, 2022	2,875,000	$2,875	$-	$(2,054,610)	$(2,051,735)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$555,672	$(288,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(1,253,403)	(11,754)
Changes in current assets and current liabilities:
Prepaid expenses	97,859	56,601
Accounts payable	75,324	-
Accrued expenses	-	(346,067)
Tax payable	188,843	-
Net cash used in operating activities	(335,705)	(589,420)
Cash Flows from Investing Activities:
Sale of investment held in Trust Account	192,339	-
Net cash provided by investing activities	192,339	-
Cash Flows from Financing Activities:
Payments of offering costs	-	(150,636)
Net cash used in financing activities	-	(150,636)

Net change in cash	(143,366)	(740,056)
Cash, beginning of the period	206,527	1,849,679
Cash, end of the period	$63,161	$1,109,623

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of common stock subject to possible redemption	$872,023	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization

Ault Disruptive Technologies Corporation (the “Company” or “We”) is a blank check company organized on February 22, 2021, under the laws of the State of Delaware. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies with innovative and emerging technologies, products or services in the United States.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 22, 2021 (“Inception”) through March 31, 2023, relates to the Company’s formation, the Initial Public Offering (“IPO” or “Public Offering”) described below and the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Ault Disruptive Technologies Company, LLC, a Delaware limited liability company that is a wholly owned subsidiary of Ault Alliance, Inc., a Delaware corporation (NYSE American: AULT) (the “Sponsor”).

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

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Common Stock upon the completion of the initial Business Combination, regardless of whether such shareholder votes on such proposed Business Combination, and if they do vote, regardless of whether they vote for or against such proposed Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is currently anticipated to be $10.35 per public share.

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

The Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company’s amended and restated articles of incorporation provides that the Company will have only 18 months following the effectiveness of the Public Offering (the “Combination Period”) to consummate its initial Business Combination. If the Company has not consummated an initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, if any (less up to $50,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $63,161 in its operating bank account and working capital of $813,325, exclusive of taxes payable.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of March 31, 2023, the Company has been unable to consummate its initial business combination, and it is uncertain that it will be able to consummate a business combination prior to our second extension deadline of June 20, 2023.

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

 In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2023. The accompanying unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and currently believes that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or searching for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the United Kingdom, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of the accompanying unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the accompanying unaudited condensed financial statements.

Inflation Reduction Act

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected in the future.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 4, 2023.

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

Accounting Policy on Redeemable Shares

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times shares of common stock will be classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of certain future events. Accordingly, 11,500,000 shares of common stock subject to possible redemption are presented at redemption value as a current liability in the Company’s balance sheet, as the deposits required to extend the time we have to consummate our initial business combination have not yet been made.

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

As of March 31, 2023, Common Stock subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(4,312,500)
Issuance costs allocated to Common Stock	(6,866,913)
Plus:
Remeasurement of carrying value to redemption value	13,979,594
Common Stock subject to possible redemption as of December 31, 2022	117,800,181
Remeasurement of Common Stock subject to possible redemption	872,023
Common Stock subject to possible redemption as of March 31, 2023	$118,672,204

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of March 31, 2023 and December 31, 2022, the Company held $119,254,187 and $118,193,123, respectively, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. During the three months ended March 31, 2023, the Company withdrew $192,339 of dividend income from the Trust Account to pay its tax obligations.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs are allocated ratably with the redeemable and non-redeemable shares they are allocated to. Offering costs associated with warrants and shares of Common Stock not subject to redemption are charged to stockholders’ deficit. The Company incurred offering costs amounting to $6,297,333 consisting of $2,513,333 of underwriting commissions, $3,000,000 of deferred underwriting commissions, and $784,000 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $825,000 in transaction costs for aggregate transaction costs of $7,122,333 consisting of $2,888,333 of underwriting commissions, $3,450,000 of deferred underwriting commissions and $784,000 of other offering costs.

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

Net Income (Loss) per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. At March 31, 2023 and 2022 we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2023
	Common Stock Subject to Redemption	Non Redeemable Common Stock
Basic and diluted net income per common share
Numerator:
Allocation of net income	$444,538	$111,134
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000

Basic and diluted net income per common share	$0.04	$0.04

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022
	Common Stock Subject to Redemption	Non Redeemable Common Stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(230,560)	$(57,640)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes (“ASC 740”). The Company’s effective tax rate (“ETR”) from continuing operations was (38%) and (0%) for the three months ended March 31, 2023 and 2022, respectively. The Company recorded income tax expense of $338,843, and $0 for the three months ended March 31, 2023 and 2022, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to a U.S. federal valuation allowance.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. For the three months ended March 31, 2023 and 2022, the valuation allowance was $692,085 and $0, respectively.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it had no uncertain tax positions as of March 31, 2023. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

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

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021, the Company issued the Sponsor an aggregate of 2,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year following the date of the consummation of the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of Common Stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (2) if after a Business Combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property. The Sponsor did not transfer, assign or sell any of the Founder shares during the three months ended March 31, 2023 or 2022.

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

Administrative Services Agreement

The Company’s Sponsor through the earlier of the Company’s consummation of a Business Combination and its liquidation, makes available to the Company certain general and administrative services, including office space, utilities, and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. The Company incurred $30,000 in operating cost associated with the administrative service fees for each of the three months ended March 31, 2023 and 2022.

Note 6 — Commitments and Contingencies

In the course of normal operations, the Company may be involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated.

Initial Business Combination Period Extension

On December 13, 2022, the Company received notice from the Sponsor of the Sponsor’s intention to deposit $1,150,000 into the trust account established in connection with the Company’s initial public offering (the “First Deposit”). The First Deposit is required to extend the period of time the Company will have to consummate its initial business combination by three months from the initial deadline of December 20, 2022, until March 20, 2023. When the Sponsor makes the First Deposit, it will receive 1,150,000 private placement warrants in connection with the First Deposit, however, this deposit has yet to be made.

On March 15, 2023, the Company received notice from the Sponsor of the Sponsor’s intention to deposit $1,150,000 into the trust account established in connection with the Company’s initial public offering (the “Second Deposit”). The Second Deposit is required to extend the period of time the Company will have to consummate its initial business combination by three months from the first extension deadline of March 20, 2023, until June 20, 2023. When the Sponsor makes the Second Deposit, it will receive 1,150,000 private placement warrants in connection with the Second Deposit, however, this deposit has yet to be made.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 and with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and 2022, there were no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. As of March 31, 2023 and 2022, there were 2,875,000 shares of Common Stock outstanding, excluding 11,500,000 shares of Common Stock subject to possible redemption issued.

Founder Shares

On February 23, 2021, the Company issued the Sponsor an aggregate of 2,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year following the date of the consummation of the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of Common Stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (2) if after a Business Combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property. The Sponsor did not transfer, assign or sell any of the Founder shares during the three months ended March 31, 2022 or 2023.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$119,254,187	$119,254,187	$-	$-
Total	$119,254,187	$119,254,187	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$118,193,123	$118,193,123	$-	$-
Total	$118,193,123	$118,193,123	$-	$-

There were no transfers between Levels 1, 2 or 3 for the period from Inception through March 31, 2023.

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

Overview

We are a newly-organized blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination throughout this Quarterly Report. While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we are focused on opportunities to acquire companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society. We intend to acquire a target business or businesses with disruptive technologies that our management team believes can achieve mainstream adoption and create opportunities for long-term appreciation in value. We have not selected any specific business combination target, although we have engaged in substantive discussions, directly and indirectly, with a significant number of business combination targets with respect to an initial business combination with us.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to a bank or other lenders or the owners of the target, or a combination of the foregoing.

We are not prohibited from pursuing an initial Business Combination with a business that is owned by Ault Disruptive Technologies Company, LLC (the “Sponsor”) or any of the related companies or making the acquisition through a joint venture or other form of shared ownership with any of them.

We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity since February 22, 2021 (“Inception”) through March 31, 2023, relates to our formation, the IPO and since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2023, and 2022, we had net income of $555,672, compared to a net loss of $288,200, respectively. Net income for the three months ended March 31, 2023, consisted of $1,253,403 in interest earned on marketable securities held in the Trust Account, offset by $358,888 in operating costs and $338,843 of income tax expense. Net loss for the three months ended March 31, 2022, consisted of $296,891 in formation and operating costs and $3,063 of interest expense associated with our financing of our directors and officer’s insurance policy, offset by $11,754 in interest earned on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2023, we had $63,161 in our operating bank account, and working capital of $813,325, exclusive of taxes payable.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Common Stock upon the consummation of our initial Business Combination, subject to the limitations described herein. In addition, as we were unable to consummate our initial Business Combination within 12 months following the effectiveness of the IPO, which was December 20, 2021. Subject to the first and second deposits being made, we can extend the period of time to complete an initial Business Combination by two three month periods for a total of 18 months. If we do not complete the initial Business Combination by the end of the second extension period, we will be required to cease all operations except for the purpose of winding up. These conditions raise substantial doubt about our ability to continue as a going concern for the remainder of the extended period. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

We have identified the following as our critical accounting policies:

Accounting Policy on Redeemable Shares

We account for our Common Stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) will be classified as temporary equity. At all other times shares of Common Stock will be classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 11,500,000 shares of common stock subject to possible redemption are presented at redemption value as a current liability in the Company’s balance sheet, as the deposits required to extend the time we have to consummate our initial business combination have not yet been made.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the shares of Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital is zero.

Net Income (Loss) per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period, excluding Common Stock subject to forfeiture. Remeasurement associated with the redeemable shares of Common Stock is excluded from net income (loss) per share as the redemption value approximates fair value. At March 31, 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

Warrant Instruments

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting related to applying complex accounting principles relating to the analysis of financial instruments for proper classification in the financial statements, in a timely manner. We do not have sufficient resources in our accounting department, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to analysis of financial instruments for proper classification in the financial statements, in a timely manner. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Management has started implementing remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we have began to expand and improve our review process for applying complex accounting principles relating to analysis of financial instruments for proper classification in the financial statements in a timely manner. We plan to improve this process by enhancing access to accounting literature and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Ault Disruptive Technologies Corporation
Dated: May 23, 2023	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

Dated: May 23, 2023	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Financial and Accounting Officer)

