Form 10-Q
period 2023-06-30
Ault Disruptive Technologies Corp
filed 2023-08-21
CIK 1864032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, there were 3,063,875 outstanding shares of the registrant’s common stock, $0.001 par value per share, of which 188,875 shares are subject to possible redemption.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$483,162	$206,527
Prepaid expenses	206,595	391,443
Cash and marketable securities held in Trust Account	-	118,193,123
Total current assets	689,757	118,791,093
Prepaid expenses, noncurrent	-	10,873
Cash and marketable securities held in Trust Account	2,142,695	-
Deferred tax asset, noncurrent	27,062	27,062
Total Assets	$2,859,514	$118,829,028
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$500,760	$60,952
Accrued expenses	43,619	200,000
Accrued excise tax	1,200,638	-
Income tax payable	682,879	285,003
Common stock subject to possible redemption, 11,500,000 shares at redemption value(1)	-	117,800,181
Total current liabilities	2,427,896	118,346,136
Deferred underwriting commissions	3,450,000	3,450,000
Total Liabilities	5,877,896	121,796,136
Commitments
Common stock subject to possible redemption, 188,875 shares at redemption value as of June 30, 2023(1)	1,950,979	-
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding	2,875	2,875
Accumulated deficit	(4,972,236)	(2,969,983)
Total Stockholders’ Deficit	(4,969,361)	(2,967,108)
Total Liabilities, Commitments and Stockholders’ Deficit	$2,859,514	$118,829,028

(1)	The common stock redemption value is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes.

The accompanying notes are an integral part of these unaudited condensed financial statements.

 AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$455,964	$583,994	$814,852	$880,885
Loss from operations	(455,964)	(583,994)	(814,852)	(880,885)
Other income:
Income from investments held in Trust Account	1,279,341	157,619	2,532,744	169,373
Interest expense, net	-	(3,076)	-	(6,139)
Total other income	1,279,341	154,543	2,532,744	163,234
Net income (loss) before income taxes	823,377	(429,451)	1,717,892	(717,651)
Provision for income taxes	298,033	12,248	636,876	12,248
Net income (loss)	$525,344	$(441,699)	$1,081,016	$(729,899)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	10,505,615	11,500,000	11,000,061	11,500,000
Basic and diluted net income (loss) per share attributable to common stock subject to redemption	$0.04	$(0.03)	$0.08	$(0.05)
Basic and diluted weighted average shares outstanding, common stock	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net income (loss) per share attributable to common stockholders	$0.04	$(0.03)	$0.08	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 AULT DISRUPTIVE TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2023	2,875,000	$2,875	$-	$(2,969,983)	$(2,967,108)
Remeasurement adjustment on redeemable common stock, net(1)	-	-	-	(872,023)	(872,023)
Net income	-	-		555,672	555,672
Balance as of March 31, 2023	2,875,000	2,875	-	(3,286,334)	(3,283,459)
Remeasurement adjustment on redeemable common stock(1)	-	-	-	(1,010,609)	(1,010,609)
Excise tax imposed on common stock redemptions	-	-		(1,200,638)	(1,200,638)
Net income	-	-	-	525,344	525,344
Balance as of June 30, 2023	2,875,000	$2,875	$-	$(4,972,236)	$(4,969,361)

(1)	Remeasurement adjustment is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes for the period.

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2022	2,875,000	$2,875	$-	$(1,766,410)	$(1,763,535)
Net loss	-	-	-	(288,200)	(288,200)
Balance as of March 31, 2022	2,875,000	2,875	-	(2,054,610)	(2,051,735)
Remeasurement adjustment on redeemable common stock(1)	-	-	-	(169,539)	(169,539)
Net loss	-	-	-	(441,699)	(441,699)
Balance as of June 30, 2022	2,875,000	$2,875	$-	$(2,665,848)	$(2,662,973)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,081,016	$(729,899)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(2,532,744)	(169,373)
Changes in current assets and current liabilities:
Prepaid expenses	195,721	254,823
Accounts payable	439,808	(158,511)
Accrued expenses	(156,381)	(482,311)
Income tax payable	397,876	12,248
Net cash used in operating activities	(574,704)	(1,273,023)
Cash Flows from Investing Activities:
Sale of investment held in Trust Account for tax obligation	851,339	-
Extension payments deposited into Trust Account	(2,300,000)	-
Extension fee interest payments deposited into Trust Account	(31,995)
Cash withdrawn from Trust Account in connection with redemptions	120,063,828	-
Net cash provided by investing activities	118,583,172	-
Cash Flows from Financing Activities:
Proceeds from extension fee interest accrued	31,995	-
Proceeds from extension fees	2,300,000	-
Payment from Trust Account in connection with redemption	(120,063,828)	-
Net cash used in financing activities	(117,731,833)	-

Net change in cash	276,635	(1,273,023)
Cash, beginning of the period	206,527	1,849,679
Cash, end of the period	$483,162	$576,656
Supplemental disclosure of noncash investing and financing activities:
Remeasurement of common stock subject to possible redemption	$1,882,632	$169,539
Excise tax liability accrued for common stock redemptions	$1,200,638	$-

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 22, 2021 through June 30, 2023, relates to the Company’s formation, the Initial Public Offering (“IPO” or “Public Offering”) described below and the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Ault Disruptive Technologies Company, LLC, a Delaware limited liability company that is a wholly owned subsidiary of Ault Alliance, Inc., a Delaware corporation (NYSE American: AULT) (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on December 15, 2021 (the “Effective Date”). On December 20, 2021, the Company consummated its IPO of 10,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one share of common stock, par value of $0.001 per share, and three-fourths of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. On December 20, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 11,500,000 and generated gross proceeds of $115,000,000.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 6,500,000 warrants or 9,400,000 warrants in total (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) when the underwriters’ over-allotment option of 600,000 Private Placement Warrants was fully exercised on December 20, 2021 and the required outstanding deposit payment of $2,300,000 to purchase 2,300,000 Private Placement Warrants, related to the Company’s extension of the time it had to consummate the initial Business Combination, was paid by the Sponsor, at a price of $1.00 per Private Placement Warrant. The sale of the Private Placement Warrants in connection with the IPO, subsequent over-allotment option exercise and automatic extension fees generated gross proceeds of $9,431,995 (inclusive of $31,995 of interest related to the delayed extension fee payment).

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

Trust Account

Following the closing of the IPO on December 20, 2021, $116,725,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.15 per Unit for the 11,500,000 Units sold in the IPO. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $116,725,000 was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the consummation of the Company's initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemptions in connection with the Company's initial Business Combination or certain amendments to its charter prior thereto or to redeem 100% of the Company's public shares if the Company does not consummate its initial Business Combination within 26 months following the effectiveness of the Public Offering or (B) with respect to any other provision relating to stockholders' rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 26 months following the effectiveness of the Public Offering, the Company's return of the funds held in the Trust Account to its public stockholders as part of its redemption of the public shares. On June 15, 2023, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to extend the time that the Company has to consummate its initial Business Combination from June 20, 2023 to February 20, 2024 (the “Extended Date”) and to allow the board of directors of the Company, without another stockholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to five times, by an additional month each time, up to February 20, 2024, providing the Company a 21-month period (or up to a 26-month period) from the closing of the IPO to consummate its initial Business Combination (the “Combination Period”) (see Note 9).

In connection with the votes to approve the Extension Amendment, 11,311,125 shares of common stock were redeemed at a redemption price of approximately $10.61 per share (without giving effect to any interest that may be withdrawn to pay taxes), for an aggregate redemption amount of approximately $120,063,828 (the “Redemption”). After accounting for the Redemption amount, the balance in the Trust Account was approximately $2,004,845. The common stock was redeemed at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits, divided by the number of then outstanding shares of common stock subject to redemption.

If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder its ability to consummate an initial Business Combination or may result in its liquidation. If the Company is unable to consummate its initial Business Combination, the Company's public stockholders may receive only approximately $10.35 per public share on the liquidation of the Company's Trust Account and its Warrants will expire worthless.

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

All common stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. Following the Extension Amendment approval, the Company’s amended and restated certificate of incorporation provides that the Company will have a total of 26 months following the effectiveness of the Public Offering to consummate its initial Business Combination. If the Company has not consummated an initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, if any (less up to $50,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Warrants if the Company fails to consummate a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to consummate a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.35 per Public Share).

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $483,162 in its operating bank account and negative working capital of $(1,027,298) (adjusted for amounts available for withdrawal from the trust for franchise and income tax obligations).

Until the consummation of a Business Combination, the Company will be using funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of June 30, 2023, the Company has been unable to consummate its initial business combination, and it is uncertain that it will be able to consummate a business combination prior to the maximum Extension Amendment deadline of February 20, 2024.

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

 In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the maximum Extension Amendment deadline of February 20, 2024. The accompanying unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected in the future.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2022, as filed by the Company with the SEC on May 23, 2023.

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

Accounting Policy on Redeemable Shares

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within its control) will be classified outside of permanent equity. At all other times shares of common stock will be classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023, We had 188,875 shares of common stock subject to possible redemption that are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet and as of December 31, 2022, we had 11,500,000 shares of common stock subject to possible redemption that are presented at redemption value as a current liability in the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against accumulated deficit.

In connection with the votes to approve the Extension Amendment, 11,311,125 shares of common stock of the Company were tendered for redemption at a per-share price of $10.61. As such, approximately 98.36% of the public shares were redeemed and approximately 1.64% of the public shares remain outstanding. This resulted in a redemption from trust in the amount of $120,063,828.

As of June 30, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

IPO gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(4,312,500)
Issuance costs allocated to common stock	(6,866,913)
Plus:
Remeasurement of carrying value to redemption value	13,979,594
Common stock subject to possible redemption as of December 31, 2022	117,800,181
Less:
Redemption of common stock	(120,063,828)
Plus:
Remeasurement of carrying value to redemption value	1,882,632
Extension proceeds paid by the Sponsor	2,331,995
Common stock subject to possible redemption as of June 30, 2023	$1,950,979

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of June 30, 2023 and December 31, 2022, the Company held $2,142,695 and $118,193,123, respectively, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. During the three and six months ended June 30, 2023, the Company withdrew $659,000 and $851,339, respectively, of dividend income from the Trust Account to pay its tax obligations. During the three month period ended June 30, 2023, the Company withdrew $120,063,828 in relation to common stock redemptions.

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

Warrant Instruments

The Company has accounted for the 8,625,000 Public Warrants and 6,500,000 Private Placement Warrants (9,400,000 Private Placement Warrants when the underwriters’ over-allotment option of 600,000 was fully exercised on December 20, 2021 and the payments to extend the period of time the Company had to complete its initial Business Combination were deposited in exchange for 2,300,000 additional Private Placement Warrants) issued in connection with the IPO, Private Placement and the extensions in accordance with the guidance contained in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Public and Private Placement Warrants were deemed to meet equity classification.

Net Income (Loss) per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net income (loss) per share as the redemption value approximates fair value. At June 30, 2023 and 2022, We did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Common Stock Subject to Redemption	Non- Redeemable Common Stock	Common Stock Subject to Redemption	Non- Redeemable Common Stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$412,467	$112,877	$857,023	$223,993
Denominator:
Basic and diluted weighted average shares outstanding	10,505,615	2,875,000	11,000,061	2,875,000

Basic and diluted net income per share of common stock	$0.04	$0.04	$0.08	$0.08

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Common Stock Subject to Redemption	Non- Redeemable Common Stock	Common Stock Subject to Redemption	Non- Redeemable Common Stock
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(353,359)	$(88,340)	$(583,919)	$(145,980)
Denominator:
Basic and diluted weighted average common shares outstanding	11,500,000	2,875,000	11,500,000	2,875,000

Basic and diluted net loss per share of common stock	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes (“ASC 740”). The Company’s effective tax rate (“ETR”) from continuing operations was 36% and 37% for the three and six months ended June 30, 2023, respectively, and (3%) and (2%) for the three and six months ended June 30, 2022, respectively. The Company recorded income tax expense of $298,033 and $636,876 for the three and six months ended June 30, 2023, respectively, and $12,248 for each of the three and six months ended June 30, 2022. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to a U.S. federal valuation allowance.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. For the three and six months ended June 30, 2023, the valuation allowance was $692,085 and $651,795, respectively. As of June 30, 2022, the Company’s net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance was maintained.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it had no uncertain tax positions as of June 30, 2023 and 2022. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

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

Note 4 — Private Placement Warrants

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 6,500,000 Private Placement Warrants (9,400,000 Private Placement Warrants when the underwriters’ over-allotment option of 600,000 was fully exercised on December 20, 2021 and the required outstanding deposit payment of $2,300,000 to purchase 2,300,000 Private Placement Warrants, related to the Company’s extension of the time it had to consummate the initial Business Combination), each exercisable to purchase one share of common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant. The sale of the Private Placement Warrants in connection with the IPO, over-allotment option exercise and subsequent Extension Amendment generated gross proceeds of $9,431,995 (inclusive of $31,995 of interest related to the delayed extension fee payment).

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

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021, the Company issued the Sponsor an aggregate of 2,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year following the date of the consummation of the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (2) if after a Business Combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property. The Sponsor did not transfer, assign or sell any of the Founder shares during the three and six months ended June 30, 2023 or 2022.

Private Placement Warrants

The Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants, which includes the purchase of 6,500,000 Warrants simultaneously with the closing of the IPO, 600,000 Warrants purchased by the Sponsor to account for the underwriters’ exercise of the over-allotment option, and 2,300,000 Warrants issued in relation to the extension payments, at a price of $1.00 per warrant, for an aggregate purchase price of $9,400,000. Each Private Placement Warrant is identical to the Public Warrants, except as described below. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate a Business Combination within the Extension Amendment period following the effectiveness of the Public Offering.

Administrative Services Agreement

The Company’s Sponsor through the earlier of the Company’s consummation of a Business Combination and its liquidation, makes available to the Company certain general and administrative services, including office space, utilities, and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. The Company incurred $30,000 and $60,000 in operating cost associated with the administrative service fees for each of the three and six months ended June 30, 2023 and 2022.

Line of Credit

On June 30, 2023, the Company entered into a line of credit agreement with Ault Alliance, Inc., who owns the majority owner of our Sponsor (“AAI”) which bears interest at 9.5% per annum. The June 30, 2023 line of credit agreement is for six months (unless a credit extension is granted by AAI) and provides for up to an aggregate of $500,000 of advances from the Sponsor under a promissory note (see Note 9 ). As of June 30, 2023, there were no advances from AAI under the June 30, 2023 line of credit agreement.

Note 6 — Commitments and Contingencies

In the course of normal operations, the Company may be involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated.

Initial Business Combination Period Extension

On June 1, 2023, the Sponsor made deposit payments totaling $2,331,995, including $31,995 of interest, for previously elected extensions of the period the Company had to consummate its initial business combination by six months from the initial deadline of December 20, 2022, until June 20, 2023, and received 2,300,000 Private Placement Warrants. The Company’s Sponsor currently holds 9,400,000 Private Placement Warrants (consisting of the private placement of 6,500,000 warrants upon consummation of the IPO, the underwriters’ over-allotment option of 600,000 that was fully exercised on December 20, 2021, and the required outstanding deposit payment of $2,300,000 to purchase 2,300,000 Private Placement Warrants, related to the Company’s extension of the time it had to consummate the initial Business Combination).

On June 15, 2023 the Company’s stockholders voted and approved an amendment to the amended and restated certificate of incorporation to extend the Combination Period to September 20, 2023 and to allow the Company, without another stockholder vote or any additional extension payments required, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to five times by an additional one month each time after September 20, 2023, upon the request by the Sponsor, and approval by the Company’s board of directors until February 20, 2024 or a total of up to eight months, unless the closing of a Business Combination shall have occurred prior thereto.

As of June 30, 2023, all required outstanding deposit payments, including unpaid interest, related to the two automatic extensions that occurred on December 20, 2022 and March 20, 2023 were paid in full.

The extension proceeds deposited into the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Excise Tax

In connection with the votes to approve the Extension Amendment (as defined above), 11,311,125 shares of common stock of the Company were tendered for redemption at a per-share price of $10.61 for an aggregate redemption amount of approximately $120,063,828. As such, the Company has recorded a 1% excise tax liability in the amount of $1,200,638 on the condensed balance sheets as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against accumulated deficit. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 and with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2023 and December 31, 2022, there were 2,875,000 shares of common stock outstanding, excluding 188,875 and 11,500,000, respectively, shares of common stock subject to possible redemption issued and outstanding.

Founder Shares

On February 23, 2021, the Company issued the Sponsor an aggregate of 2,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year following the date of the consummation of the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (2) if after a Business Combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property. The Sponsor did not transfer, assign or sell any of the Founder shares during the three and six months ended June 30, 2023 or 2022.

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

The Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants which includes the purchase of 6,500,000 Warrants simultaneously with the closing of the IPO, the 600,000 Private Placement Warrants purchased by the Sponsor to account for the underwriters’ exercise of the over-allotment option and 2,300,000 Private Placement Warrants related to the Company’s extension of the time it had to consummate the initial Business Combination in exchange for $2,300,000, at a price of $1.00 per warrant, for an aggregate purchase price of $9,400,000. Each Private Placement Warrant is identical to the Public Warrants except as described below. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate a Business Combination by February 20, 2024. The Company’s initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares or Private Placement Warrants (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of its obligation to allow redemption in connection with the Company’s initial Business Combination or certain amendments to its charter prior thereto, to redeem 100% of the Company’s Public Shares if the Company does not consummate its initial Business Combination by February 20, 2024 or with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) if the Company fails to consummate a Business Combination by February 20, 2024 or if the Company liquidates prior to February 20, 2024. However, the Company’s initial stockholders will be entitled to redemption rights with respect to any Public Shares held by them if the Company fails to consummate a Business Combination or liquidate by February 20, 2024.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$2,142,695	$2,142,695	$-	$-
Total	$2,142,695	$2,142,695	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$118,193,123	$118,193,123	$-	$-
Total	$118,193,123	$118,193,123	$-	$-

There were no transfers between Levels 1, 2 or 3 for the period from Inception through June 30, 2023.

Note 9 — Subsequent Events

NYSE Regulation Notice of Noncompliance

On July 19, 2023, the Company received a letter (the “Letter”) from the staff of NYSE of the New York Stock Exchange (“NYSE”) indicating that the Company is not currently in compliance with (i) Section 1003(b)(i)(A) of the NYSE American LLC (“NYSE American”) Company Guide (the “Company Guide”), which requires the Company to maintain a minimum of 200,000 shares publicly held on a continuous basis (the “Minimum Public Float”), and (ii) Section 1003(b)(i)(B) of the Company Guide, which requires the Company to maintain a minimum of 300 public stockholders on a continuous basis (the “Minimum Public Holders”).

The Company remains subject to the procedures and requirements set forth in Section 1009 of the Company Guide. The Company has 30 calendar days from the date of the Letter, or until August 18, 2023, to submit a plan advising of actions it has taken or will take to regain compliance with the Minimum Public Float and Minimum Public Holders requirements by December 20, 2024 or the NYSE will initiate delisting proceedings. On August 18, 2023 the Company submitted to NYSE a plan to regain compliance with the Minimum Public Float and Minimum Public Holders requirements. However, there can be no assurance that the Company will be able to satisfy the NYSE American’s continued listing requirements, regain compliance with the Minimum Public Float and Minimum Public Holders requirements, or maintain compliance with the other listing requirements.

Draw on the AAI Line of Credit

In July 2023, the Company borrowed $315,000 under  the line of credit agreement. The remaining $185,000 of the line of credit agreement may be drawn down from time to time through December 31, 2023, or later upon a credit extension being granted, at AAI’s discretion to approve each loan draw. The Company may not draw more than $500,000 in aggregate. The outstanding principal balance of the promissory note will become due and payable five business days after written demand for repayment is made by AAI. The Company can prepay any advances without penalty or premium upon notice. If any payment is not made within ten (10) days after the date such payment is due, the Company shall pay AAI a late fee equal to the lesser of (i) five percent (5%) of the amount of such unpaid amount or (ii) the maximum amount permitted to be charged under applicable law. As of the date of this report, We have not received a demand for repayment from AAI.

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events, other than the above, that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Ault Disruptive Technologies Corporation,” “our,” “us” or “we” refer to Ault Disruptive Technologies Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our entire activity since February 22, 2021 through June 30, 2023 relates to our formation, the IPO and since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2023 and 2022, we had net income (loss) of $525,344 and $(441,699), respectively, which consisted of $1,279,341 and $157,619, respectively, in interest earned on marketable securities held in the Trust Account, offset by $455,964 and $583,994, respectively, in operating costs and $ 298,033 and $12,248, respectively, of income tax expense.

For the six months ended June 30, 2023, and 2022, we had net income (loss) of $1,081,016 and $(729,899), respectively, which consisted of $2,532,744 and $169,373, respectively, in interest earned on marketable securities held in the Trust Account, offset by $814,852 and $880,885, respectively, in operating costs, $636,876 and $12,248, respectively, of income tax expense and $0 and $6,139, respectively of interest expense.

Liquidity and Capital Resources

As of June 30, 2023, we had $483,162 in our operating bank account, and negative working capital of $(1,027,298) exclusive of taxes payable (adjusted for amounts available for withdrawal from the trust for franchise and income tax obligations).

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of June 30, 2023, there were no Working Capital Loans.

On June 30, 2023, we entered into a line of credit agreement with Ault Alliance, Inc., who owns the majority owner of our Sponsor (“AAI”) which bears interest at 9.5% per annum. The June 30, 2023 line of credit agreement is for six months (unless a credit extension is granted by AAI) and provides for up to an aggregate of $500,000 of advances from the Sponsor under a promissory note. In July 2023, we borrowed $315,000 under the line of credit agreement. The outstanding principal balance of the promissory note will become due and payable five business days after written demand for repayment is made by AAI. We can prepay any advances without penalty or premium upon notice. If any payment is not made within ten (10) days after the date such payment is due, we shall pay AAI a late fee equal to the lesser of (i) five percent (5%) of the amount of such unpaid amount or (ii) the maximum amount permitted to be charged under applicable law. As of the date of this report, we have not received a demand for repayment from AAI.

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, the Company may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our common stock upon the consummation of our initial Business Combination, subject to the limitations described herein. In addition, as we were unable to consummate our initial Business Combination within 12 months following the effectiveness of the IPO, which was December 15, 2021, we extended the period of time to complete an initial Business Combination by an additional three months and further extended it for an additional three months in March 2023.

As of June 30, 2023, the Company has been unable to consummate its initial business combination, and it is uncertain that it will be able to consummate a business combination prior to the maximum Extension Amendment deadline of February 20, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

On June 15, 2023, we held a special meeting of stockholders. At the meeting, our stockholders voted and approved two proposals amending our Amended and Restated Certificate of Incorporation to (i) extend the date by which we must complete the initial Business Combination from June 20, 2023 to September 20, 2023 (the “Termination Date”) and to allow us, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to five times by an additional one month each time after September 20, 2023, upon the request by the Sponsor, and approval by our board of directors until February 20, 2024 or a total of up to eight months, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment”) and (ii) delete (a) the limitation that we shall not consummate a Business Combination if it would cause our net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (or any successor rule)) to be less than $5,000,0001 following such redemptions and (b) the limitation that we shall not redeem public shares that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

In connection with the votes to approve the Extension Amendment, 11,311,125 shares of common stock of the Company were tendered for redemption at a per-share price of $10.61. As such, approximately 98.36% of the public shares were redeemed and approximately 1.64% of the public shares remain outstanding. This resulted in a redemption from the Trust Account in the amount of $120,063,828.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial information. We describe our significant accounting policies in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, within the Notes to these unaudited condensed financial statements included in this report on Form 10-Q. Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

We have identified the following as our critical accounting policies:

Accounting Policy on Redeemable Shares

We account for our common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) will be classified outside of permanent equity. At all other times shares of common stock will be classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023, we had 188,875 shares of common stock subject to possible redemption that are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet and as of December 31, 2022, we had 11,500,000 shares of common stock subject to possible redemption that are presented at redemption value as a current liability in the Company’s balance sheet.

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

Net Income (Loss) per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net income (loss) per share as the redemption value approximates fair value. At June 30, 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

Warrant Instruments

We accounted for the 8,625,000 Warrants and the 9,400,000 Private Placement Warrants issued in connection with the IPO, the Private Placement and the 2,300,000 Private Placement Warrants issued in exchange for extending the time we had to consummate the initial Business Combination in accordance with the guidance contained in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. The Public and Private Placement Warrants were deemed to meet equity classification.

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

The Company has not identified any additional critical accounting estimates in addition to those disclosed included in the Annual Report on Form 10-K/A for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting related to applying complex accounting principles relating to the analysis of financial instruments for proper classification in the financial statements, in a timely manner as well as the Company's controls over reconciliations and the accrual of liabilities during the financial statement close and disclosure review process. We do not have sufficient resources in our accounting department, which restricts our ability to gather, analyze and properly review information related to reconciliations, accruals and financial reporting, including applying complex accounting principles relating to analysis of financial instruments for proper classification in the financial statements, in a timely manner. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Management started implementing remediation steps in prior periods to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we have began to expand and improve our review process for applying complex accounting principles relating to analysis of financial instruments for proper classification in the financial statements in a timely manner. We plan to improve this process by enhancing access to accounting literature and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting other than the below.

In the course of preparing our financial statements for the interim period ended June 30, 2023, management identified a material weakness in our internal control over financial reporting that existed due to a deficiency in the operation of our control that is designed over reconciliations and the accrual of liabilities during the financial statement close and disclosure review process. Such control did not operate effectively to reconcile for payments that had been made prior to the closing of the interim period. The material weakness did not result in any changes in previously released financial results.

The material weaknesses described above may have an impact to the Company’s financial reporting process which creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis and represent material weaknesses in the Company’s internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Plan

Management is enhancing its internal control over the identification of expenses and payments by expanding and improving our review process while also enhancing access to accounting literature and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

The Company plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. We believe our ongoing efforts will be sufficient to remediate the identified material weakness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

The risks described in Part I, Item 1A, “Risk Factors,” in our amended Annual Report on Form 10-K/A for the year ended December 31, 2022 (the “2022 Annual Report”), could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2022 Annual Report remains current in all material respects, with the addition of the following new risk factor:

If we do not regain compliance with or continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted from the NYSE American.

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing. We are currently not in compliance with NYSE American’s listing requirements, specifically the requirements to maintain a minimum of (i) 200,000 shares publicly held and (ii) 300 public stockholders on a continuous basis. We have until August 18, 2023 to submit a plan advising of actions we have taken or will take to regain compliance with these required minimum requirements by December 20, 2024. If the NYSE American does not accept our plan to regain compliance, or if the plan is accepted but we are not in compliance with the continued listing standards by December 20, 2024, or if we do not make progress consistent with the plan during the plan period, then we will cease to be eligible to trade on the NYSE American and will likely be delisted by the NYSE American.

If we were to fail to meet an NYSE American listing requirement, we may be subject to delisting by the NYSE American. In the event our common stock is no longer listed for trading on the NYSE American, our trading volume and share price may decrease. Further, delisting from the NYSE American could also have other negative effects, including making it harder for us to find a company that is willing to complete an initial Business Combination with us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 20, 2021, we sold 11,500,000 units, including 1,500,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, at a purchase price of $10.00 per unit in our IPO. Simultaneously with the closing of the IPO, we consummated the private placement of 7,100,000 private warrants for an aggregate purchase price of $7,100,000 (the “Private Placement”). Following the closing of the IPO and the Private Placement on December 20, 2021, $116,725,000 from the net proceeds of the sale of the units in the IPO and the sale of the private placement units was deposited into our trust account (the “Trust Account”), and $1,849,679 of cash was held outside of the Trust Account and is available for our working capital purposes. Transaction costs amounted to $7,087,891 in transaction costs, including $6,338,333 of underwriting fees ($3,450,000 consisted of deferred underwriting fees) and $749,558 of other costs.

As of June 30, 2023, after reflecting the deposit payment for the extensions, and unpaid interest associated with the extension fees, and the redemption of 11,311,125 shares of redeemable common stock, the amount in our trust account, that was established in connection with our initial public offering, was $2,142,695. In addition, in connection with such deposit payments for the extensions mentioned above, our Sponsor, now currently holds 9,400,000 private placement warrants (consisting of the private placement of 6,500,000 warrants upon consummation of the IPO, the underwriters’ over-allotment option, of 600,000 private placement warrants, that was fully exercised on December 20, 2021 and 2,300,000 Private Placement Warrants related to the extension of the time we have to consummate the initial Business Combination in exchange for $2,300,000).

The net proceeds deposited into the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with the votes to approve the Extension Amendment (as defined above), 11,311,125 shares of common stock were tendered for redemption at a per-share price of $10.61. There has been no other material change in the planned use of the proceeds from the IPO, the Private Placement and extension fees.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description

3.1	Certification of Incorporation. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 3.1 thereto.

3.2	Amended and Restated Certificate of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 3.1 thereto.

3.3	Amendment to Amended and Restated Certificate of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on June 16, 2023, as Exhibit 3.1 thereto.

3.4	By-Laws. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 3.3 thereto.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ault Disruptive Technologies Corporation
Dated: August 21, 2023	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

Dated: August 21, 2023	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Financial and Accounting Officer)

