Form 10-Q
period 2023-09-30
Ault Disruptive Technologies Corp
filed 2023-11-20
CIK 1864032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 16, 2023, there were 3,063,875 outstanding shares of the registrant’s common stock, $0.001 par value per share, of which 188,875 shares are subject to possible redemption.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$158,164	$206,527
Prepaid expenses	108,734	391,443
Cash and marketable securities held in Trust Account	-	118,193,123
Total current assets	266,898	118,791,093
Prepaid expenses, noncurrent	-	10,873
Cash and marketable securities held in Trust Account	2,171,423	-
Deferred tax asset, noncurrent	27,062	27,062
Total Assets	$2,465,383	$118,829,028
Liabilities Commitments and Stockholders’ Deficit
Current liabilities:
Accounts payable	$288,693	$60,952
Accrued expenses	50,956	200,000
Accrued excise tax	1,200,638	-
Income tax payable	152,609	285,003
Related party note payable	326,300	-
Common stock subject to possible redemption, 11,500,000 shares at redemption value(1)	-	117,800,181
Total current liabilities	2,019,196	118,346,136
Deferred underwriting commissions	3,450,000	3,450,000
Total Liabilities	5,469,196	121,796,136
Commitments
Common stock subject to possible redemption, 188,875 shares at redemption value as of September 30, 2023(1)	2,179,478	-
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding	2,875	2,875
Accumulated deficit	(5,186,166)	(2,969,983)
Total stockholders’ deficit	(5,183,291)	(2,967,108)
Total Liabilities, Commitments and Stockholders’ Deficit	$2,465,383	$118,829,028

(1)	The common stock redemption value is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$213,305	$218,893	$1,028,156	$1,099,778
Loss from operations	(213,305)	(218,893)	(1,028,156)	(1,099,778)
Other income:
Income from investments held in Trust Account	28,728	526,850	2,561,472	696,223
Interest expense, net	(6,125)	(1,236)	(6,125)	(7,375)
Total other income	22,603	525,614	2,555,347	688,848
Net (loss) income before income taxes	(190,702)	306,721	1,527,191	(410,930)
Provision for income taxes	(205,270)	145,161	431,606	157,409
Net income (loss)	$14,568	$161,560	$1,095,585	$(568,339)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	188,875	11,500,000	7,356,731	11,500,000
Basic and diluted net income (loss) per share attributable to common stock subject to redemption	$-	$0.01	$0.11	$(0.04)
Basic and diluted weighted average shares outstanding, common stock	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net income(loss) per share attributable to common stockholders	$-	$0.01	$0.11	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2023	2,875,000	$2,875	$-	$(2,969,983)	$(2,967,108)
Remeasurement adjustment on redeemable common stock, net(1)	-	-	-	(872,023)	(872,023)
Net income	-	-		555,672	555,672
Balance as of March 31, 2023	2,875,000	2,875	-	(3,286,334)	(3,283,459)
Remeasurement adjustment on redeemable common stock(1)	-	-	-	(1,010,609)	(1,010,609)
Excise tax imposed on common stock redemptions	-	-		(1,200,638)	(1,200,638)
Net income	-	-	-	525,344	525,344
Balance as of June 30, 2023	2,875,000	2,875	-	(4,972,236)	(4,969,361)
Remeasurement adjustment on redeemable common stock(1)	-	-	-	(228,498)	(228,498)
Net income	-	-	-	14,568	14,568
Balance as of September 30, 2023	2,875,000	$2,875	$-	$(5,186,166)	$(5,183,291)

(1)	Remeasurement adjustment is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes for the period.

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2022	2,875,000	$2,875	$-	$(1,766,410)	$(1,763,535)
Net loss	-	-	-	(288,200)	(288,200)
Balance as of March 31, 2022	2,875,000	2,875	-	(2,054,610)	(2,051,735)
Remeasurement adjustment on redeemable common stock(1)	-	-	-	(169,539)	(169,539)
Net loss	-	-	-	(441,699)	(441,699)
Balance as of June 30, 2022	2,875,000	2,875	-	(2,665,848)	(2,662,973)
Remeasurement adjustment on redeemable common stock, net	-	-	-	(219,441)	(219,441)
Net income	-	-	-	161,560	161,560
Balance, September 30, 2022	2,875,000	$2,875	$-	$(2,723,729)	$(2,720,854)

(1)	Remeasurement adjustment is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes for the period.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,095,585	$(568,339)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(2,561,472)	(696,223)
Changes in current assets and current liabilities:
Prepaid expenses	293,582	267,322
Accounts payable	227,741	(157,646)
Accrued expenses	(149,044)	(603,427)
Income tax payable	(132,394)	157,409
Net cash used in operating activities	(1,226,002)	(1,600,904)
Cash Flows from Investing Activities:
Sale of investment held in Trust Account for tax obligation	851,339	-
Extension payments deposited into Trust Account	(2,300,000)	-
Extension fee interest payments deposited into Trust Account	(31,995)
Cash withdrawn from Trust Account in connection with redemptions	120,063,828	-
Net cash provided by investing activities	118,583,172	-
Cash Flows from Financing Activities:
Proceeds from extension fee interest accrued	31,995	-
Proceeds from related party notes payable	326,300
Proceeds from extension fees	2,300,000	-
Payment from Trust Account in connection with redemption	(120,063,828)	-
Net cash used in financing activities	(117,405,533)	-

Net change in cash	(48,363)	(1,600,904)
Cash, beginning of the period	206,527	1,849,679
Cash, end of the period	$158,164	$248,775
Supplemental disclosure of noncash investing and financing activities:
Remeasurement of common stock subject to possible redemption	$2,111,130	$388,980
Excise tax liability accrued for common stock redemptions	$1,200,638	$-

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 22, 2021 through September 30, 2023, relates to the Company’s formation, the Initial Public Offering (“IPO” or “Public Offering”) described below and the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the closing of the IPO on December 20, 2021, $116,725,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.15 per Unit for the 11,500,000 Units sold in the IPO. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $116,725,000 was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the consummation of the Company's initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemptions in connection with the Company's initial Business Combination or certain amendments to its charter prior thereto or to redeem 100% of the Company's public shares if the Company does not consummate its initial Business Combination within 26 months following the effectiveness of the Public Offering or (B) with respect to any other provision relating to stockholders' rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 26 months following the effectiveness of the Public Offering, the Company's return of the funds held in the Trust Account to its public stockholders as part of its redemption of the public shares. On June 15, 2023, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to extend the time that the Company has to consummate its initial Business Combination from June 20, 2023 to September 20, 2023 (the “Extended Date”) and to allow the board of directors of the Company, without another stockholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to five times, by an additional month each time, up to February 20, 2024, providing the Company a 21-month period (or up to a 26-month period) from the closing of the IPO to consummate its initial Business Combination (the “Combination Period”). On October 20, 2023, we received a written request from the Sponsor that we extend the deadline to consummate a Business Combination from October 20, 2023, to November 20, 2023, which was accepted.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $158,164 in its operating bank account and negative working capital of $(1,752,298).

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

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of September 30, 2023, the Company has been unable to consummate its initial business combination, and it is uncertain that it will be able to consummate a business combination prior to the maximum Extended Date of February 20, 2024.

 In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the maximum Extended Date of February 20, 2024. The accompanying unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. On October 7, 2023, the State of Israel was attacked by and subsequently declared war on Hamas. To date, the impact of these conflicts on our business operations and financial performance in Europe and the Middle East has not been and is not expected to be material. However, the full impact of these conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected in the future.

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

Accounting Policy on Redeemable Shares

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within its control) will be classified outside of permanent equity. At all other times shares of common stock will be classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023, we had 188,875 shares of common stock subject to possible redemption that are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet and as of December 31, 2022, we had 11,500,000 shares of common stock subject to possible redemption that are presented at redemption value as a current liability in the Company’s balance sheet.

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

As of September 30, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

IPO gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(4,312,500)
Issuance costs allocated to common stock	(6,866,913)
Plus:
Remeasurement of carrying value to redemption value	13,979,594
Common stock subject to possible redemption as of December 31, 2022	117,800,181
Less:
Redemption of common stock	(120,063,828)
Plus:
Remeasurement of carrying value to redemption value	2,111,130
Extension proceeds paid by the Sponsor	2,331,995
Common stock subject to possible redemption as of September 30, 2023	$2,179,478

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of September 30, 2023 and December 31, 2022, the Company held $2,171,423 and $118,193,123, respectively, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. During the three and nine months ended September 30, 2023, the Company withdrew $0 and $851,339, respectively, of dividend income from the Trust Account to pay its tax obligations. Additionally, during the nine month period ended September 30, 2023, the Company withdrew $120,063,828 in relation to common stock redemptions.

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

Net Income (Loss) per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net income (loss) per share as the redemption value approximates fair value. At September 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
	Common Stock Subject to Redemption	Non-Redeemable Common Stock	Common Stock Subject to Redemption	Non-Redeemable Common Stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$898	$13,670	$787,738	$307,847
Denominator:
Basic and diluted weighted average shares outstanding	188,875	2,875,000	7,356,731	2,875,000
Basic and diluted net income per share of common stock	$-	$-	$0.11	$0.11

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Common Stock Subject to Redemption	Non-Redeemable Common Stock	Common Stock Subject to Redemption	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$129,248	$32,312	$(454,671)	$(113,668)
Denominator:
Basic and diluted weighted average common shares outstanding	11,500,000	2,875,000	11,500,000	2,875,000

Basic and diluted net income (loss) per share of common stock	$0.01	$0.01	$(0.04)	$(0.04)

Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes (“ASC 740”). The Company’s effective tax rate (“ETR”) from continuing operations was (108%) and 28% for the three and nine months ended September 30, 2023, respectively, and 47% and 38% for the three and nine months ended September 30, 2022, respectively. The Company recorded income tax credit of ($205,270) and income tax expense of $431,606 for the three and nine months ended September 30, 2023, respectively, and $145,161 and $157,409 for the three and nine months ended September 30, 2022, respectively. The tax expense for the three-month period ended September 30, 2023 included a discrete tax expense of $(96,519). The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to a U.S. federal valuation allowance and non-deductible transaction costs.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of September 30, 2023, the valuation allowance was $465,104. As of September 30, 2022, the Company’s net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance was maintained.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it had no uncertain tax positions as of September 30, 2023 and 2022. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

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

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021, the Company issued the Sponsor an aggregate of 2,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year following the date of the consummation of the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (2) if after a Business Combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property. The Sponsor did not transfer, assign or sell any of the Founder shares during the three and nine months ended September 30, 2023 or 2022.

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

Administrative Services Agreement

The Company’s Sponsor through the earlier of the Company’s consummation of a Business Combination and its liquidation, makes available to the Company certain general and administrative services, including office space, utilities, and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. The Company incurred $30,000 and $90,000 in operating cost associated with the administrative service fees for each of the three and nine months ended September 30, 2023 and 2022.

Line of Credit

On June 30, 2023, we entered into a line of credit agreement (the “Line of Credit”) with Ault Alliance, Inc., who owns the majority of our Sponsor (“AAI”), which bears interest at 9.5% per annum. The Line of Credit agreement is for six months (unless a credit extension is granted by AAI) and provides for up to an aggregate of $500,000 of advances from the Sponsor under a promissory note. As of September 30, 2023, we had an outstanding principal advance balance of $326,300 and accrued interest of $6,125 under the Line of Credit agreement. The outstanding principal balance of the promissory note will become due and payable five business days after written demand for repayment is made by AAI. We can prepay any advances without penalty or premium upon notice. If any payment is not made within ten (10) days after the date such payment is due, we shall pay AAI a late fee equal to the lesser of (i) five percent (5%) of the amount of such unpaid amount or (ii) the maximum amount permitted to be charged under applicable law. As of the date of this report, we have not received a demand for repayment from AAI.

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

On June 15, 2023 the Company’s stockholders voted and approved an amendment to the amended and restated certificate of incorporation to extend the Combination Period to September 20, 2023 and to allow the Company, without another stockholder vote or any additional extension payments required, to elect to extend the Extended Date to consummate a Business Combination on a monthly basis up to five times by an additional one month each time after September 20, 2023, upon the request by the Sponsor, and approval by the Company’s board of directors until February 20, 2024 or a total of up to eight months, unless the closing of a Business Combination shall have occurred prior thereto.

As of September 30, 2023, all required outstanding deposit payments, including unpaid interest, related to the two automatic extensions that occurred on December 20, 2022 and March 20, 2023 were paid in full.

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

Excise Tax

In connection with the votes to approve the Extension Amendment, 11,311,125 shares of common stock of the Company were tendered for redemption at a per-share price of $10.61 for an aggregate redemption amount of approximately $120,063,828. As such, the Company has recorded a 1% excise tax liability in the amount of $1,200,638 on the condensed balance sheets as of September 30, 2023. The liability does not impact the condensed statements of operations and is offset against accumulated deficit. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 and with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2023 and December 31, 2022, there were 2,875,000 shares of common stock outstanding, excluding 188,875 and 11,500,000, respectively, shares of common stock subject to possible redemption issued and outstanding.

Founder Shares

On February 23, 2021, the Company issued the Sponsor an aggregate of 2,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year following the date of the consummation of the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (2) if after a Business Combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property. The Sponsor did not transfer, assign or sell any of the Founder shares during the three and nine months ended September 30, 2023 or 2022.

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

On August 18, 2023, the Company submitted a plan of compliance (the “Plan”) to the NYSE American addressing how it intends to regain compliance with these requirements by December 20, 2024. On September 27, 2023, the Company received notice from the NYSE American that it had accepted the Plan and granted a Plan period until December 20, 2024, in order to regain compliance. The Company’s progress toward regaining compliance is subject to periodic review by the NYSE American, including quarterly monitoring for compliance with the initiatives outlined in the Plan. However, there can be no assurance that the Company will be able to satisfy the NYSE American’s continued listing requirements, regain compliance with the Minimum Public Float and Minimum Public Holders requirements, or maintain compliance with the other listing requirements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$2,171,423	$2,171,423	$-	$-
Total	$2,171,423	$2,171,423	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$118,193,123	$118,193,123	$-	$-
Total	$118,193,123	$118,193,123	$-	$-

There were no transfers between Levels 1, 2 or 3 for the period from Inception through September 30, 2023.

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

Results of Operations

Our entire activity since February 22, 2021 through September 30, 2023 relates to our formation, the IPO and since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2023 and 2022, we had net income of $14,568 and $161,560, respectively, which consisted of $28,728 and $526,850, respectively, in interest earned on marketable securities held in the Trust Account coupled with decreased income taxes of $205,270 for the current year three month period. For the three months ended September 30, 2023 and 2022, we had $213,305 and $218,893, respectively, in operating costs and $6,125 and $1,236, respectively, of interest expense and in the prior year three month period we had $145,161 of income tax expense.

For the nine months ended September 30, 2023, and 2022, we had net income (loss) of $1,095,585 and $(568,339), respectively, which consisted of $ 2,561,472 and $696,223, respectively, in interest earned on marketable securities held in the Trust Account, offset by $1.0 million and $1.1 million, respectively, in operating costs, $431,606 and $157,409, respectively, of income tax expense and $6,125 and $7,375, respectively of interest expense.

Liquidity and Capital Resources

As of September 30, 2023, we had $158,164 in our operating bank account, and negative working capital of $(1,752,298) exclusive of taxes payable (adjusted for amounts available for withdrawal from the trust for franchise and income tax obligations).

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of September 30, 2023, there were no Working Capital Loans.

On June 30, 2023, we entered into a line of credit agreement (the “Line of Credit”) with Ault Alliance, Inc., who owns the majority of our Sponsor (“AAI”), which bears interest at 9.5% per annum. The Line of Credit agreement is for six months (unless a credit extension is granted by AAI) and provides for up to an aggregate of $500,000 of advances from the Sponsor under a promissory note. As of September 30, 2023, we had an outstanding principal advance balance of $326,300 and accrued interest of $6,125 under the Line of Credit agreement. The outstanding principal balance of the promissory note will become due and payable five business days after written demand for repayment is made by AAI. We can prepay any advances without penalty or premium upon notice. If any payment is not made within ten (10) days after the date such payment is due, we shall pay AAI a late fee equal to the lesser of (i) five percent (5%) of the amount of such unpaid amount or (ii) the maximum amount permitted to be charged under applicable law. As of the date of this report, we have not received a demand for repayment from AAI.

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

As of September 30, 2023, we have been unable to consummate its initial business combination, and it is uncertain that it will be able to consummate a business combination prior to the maximum Extended Date of February 20, 2024. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

As we were unable to consummate our initial Business Combination within 12 months following the effectiveness of the IPO, which was December 15, 2021, we extended the period of time to complete an initial Business Combination by an additional three months and further extended it for an additional three months in March 2023.

On June 15, 2023, we held a special meeting of stockholders. At the meeting, our stockholders voted and approved two proposals amending our Amended and Restated Certificate of Incorporation to (i) extend the date by which we must complete the initial Business Combination from June 20, 2023 to September 20, 2023 (the “Termination Date”) and to allow us, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to five times by an additional one month each time after September 20, 2023, upon the request by the Sponsor, and approval by our board of directors until February 20, 2024 or a total of up to eight months, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment”) and (ii) delete (a) the limitation that we shall not consummate a Business Combination if it would cause our net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (or any successor rule)) to be less than $5,000,001 following such redemptions and (b) the limitation that we shall not redeem public shares that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

On September 13, 2023, we received a written request from the Sponsor that we extend the deadline to consummate a Business Combination from September 20, 2023, to October 20, 2023. On September 14, 2023, the board approved the Sponsor’s request to extend the deadline date to October 20, 2023 and, provided that the Sponsor provides us with a timely request for any future monthly extensions pursuant to the Charter Amendment, the board approved to further extend the Deadline Date until the earlier of (i) the date that we consummate our initial Business Combination or (ii) February 20, 2024. On October 20, 2023, we received a written request from the Sponsor that we extend the deadline to consummate a Business Combination from October 20, 2023, to November 20, 2023, which was accepted.

In connection with the votes to approve the Extension Amendment, 11,311,125 shares of our common stock were tendered for redemption at a per-share price of $10.61. As such, approximately 98.36% of the public shares were redeemed and approximately 1.64% of the public shares remain outstanding. This resulted in a redemption from the Trust Account in the amount of $120,063,828.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

We have identified the following as our critical accounting policies:

Accounting Policy on Redeemable Shares

We account for our common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) will be classified outside of permanent equity. At all other times shares of common stock will be classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023, we had 188,875 shares of common stock subject to possible redemption that are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet and as of December 31, 2022, we had 11,500,000 shares of common stock subject to possible redemption that are presented at redemption value as a current liability in the Company’s balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital is zero.

Net (Loss) Income per Share of Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (‘FASB”) ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net income (loss) per share as the redemption value approximates fair value. At September 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

We have not identified any additional critical accounting estimates in addition to those disclosed included in the Annual Report on Form 10-K/A for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

The material weaknesses identified related to applying complex accounting principles relating to the analysis of financial instruments for proper classification in the financial statements, in a timely manner as well as our controls over reconciliations and the accrual of liabilities during the financial statement close and disclosure review process. We do not have sufficient resources in our accounting department, which restricts our ability to gather, analyze and properly review information related to reconciliations, accruals and financial reporting, including applying complex accounting principles relating to analysis of financial instruments for proper classification in the financial statements, in a timely manner. In addition, we have a deficiency in the operation of our control that is designed over reconciliations and the accrual of liabilities during the financial statement close and disclosure review process. Such control did not operate effectively to reconcile payments that had been made prior to the closing of the interim period.

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

As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Despite the existence of these material weaknesses, we believe that the condensed consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Remediation Plan

Management started implementing remediation steps in prior periods to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we have begun to expand and improve our review process for applying complex accounting principles relating to analysis of financial instruments for proper classification in the financial statements in a timely manner. We plan to improve this process by enhancing access to accounting literature and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management is enhancing its internal control over the identification of expenses and payments by expanding and improving our review process while also enhancing access to accounting literature and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

The Company plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. We believe our ongoing efforts will be sufficient to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing. We are currently not in compliance with NYSE American’s listing requirements, specifically the requirements to maintain a minimum of (i) 200,000 shares publicly held and (ii) 300 public stockholders on a continuous basis. On August 18, 2023, we submitted a plan of compliance (the “Plan”) to the NYSE American addressing how we intend to regain compliance with these requirements by December 20, 2024.

On September 27, 2023, we received notice from the NYSE American that it had accepted the Plan and granted a plan period until December 20, 2024, in order to regain compliance. Our progress toward regaining compliance is subject to periodic review by the NYSE American, including quarterly monitoring for compliance with the initiatives outlined in the Plan. If we do not make progress consistent with the plan during the plan period, then we will cease to be eligible to trade on the NYSE American and will likely be delisted by the NYSE American.

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

Impact of Current Events

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

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. On October 7, 2023, the State of Israel was attacked by and subsequently declared war on Hamas. To date, the impact of these conflicts on our business operations and financial performance in Europe and the Middle East has not been and is not expected to be material. However, the full impact of these conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

As of September 30, 2023, after reflecting the deposit payment for the extensions, and unpaid interest associated with the extension fees, and the redemption of 11,311,125 shares of redeemable common stock, the amount in our trust account, that was established in connection with our initial public offering, was $2,171,423. In addition, in connection with such deposit payments for the extensions mentioned above, our Sponsor, now currently holds 9,400,000 private placement warrants (consisting of the private placement of 6,500,000 warrants upon consummation of the IPO, the underwriters’ over-allotment option, of 600,000 private placement warrants, that was fully exercised on December 20, 2021 and 2,300,000 Private Placement Warrants related to the extension of the time we have to consummate the initial Business Combination in exchange for $2,300,000).

The net proceeds deposited into the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with the votes to approve the Extension Amendment, 11,311,125 shares of common stock were tendered for redemption at a per-share price of $10.61. There has been no other material change in the planned use of the proceeds from the IPO, the Private Placement and extension fees.

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

Ault Disruptive Technologies Corporation
Dated: November 17, 2023	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

Dated: November 17, 2023	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Financial and Accounting Officer)

