Form 10-K
period 2023-12-31
Ault Disruptive Technologies Corp
filed 2024-04-11
CIK 1864032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2023 as reported by The Nasdaq Stock Market LLC on such date was approximately $2.0 million. Shares of the registrant’s common stock held by executive officers directors or 10% beneficial owners and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 2,942,180 shares of common stock outstanding as of April 9, 2024, of which 67,180 shares are subject to possible redemption.

Documents incorporated by reference: None

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

i

CERTAIN TERMS

References to the “Company,” “our,” “us,” “ADRT,” or “we” refer to Ault Disruptive Technologies Corporation, a blank check company incorporated in Delaware in February 2021. References to our “Sponsor” refer to Ault Disruptive Technologies Company, LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Ault Disruptive Technologies Corporation, which closed on December 20, 2021.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission (“SEC”), before making investment decisions regarding our common stock. Such risks include, but are not limited to:

•	disruptive technology companies present special risks to investors;

•	our Sponsor (as defined below) owns a controlling interest in our voting stock and public stockholders will not have any voice in our management, including on approval of an initial business combination;

•	we may not be able to consummate a business combination within the applicable time period;

•	a new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation;

•	lack of opportunity to vote on our proposed business combination;

•	newly formed company with no operating history and no revenues;

•	our ability to continue as a “going concern;”

•	lack of protections afforded to investors of blank check companies;

•	issuance of equity and/or debt securities to consummate a business combination;

ii

•	lack of working capital;

•	third-party claims reducing the per-share redemption price;

•	negative interest rate for securities in which we invest the funds held in the Trust Account (as defined below);

•	our stockholders being held liable for claims by third parties against us;

•	failure to enforce the Sponsor’s indemnification obligations;

•	the ability of warrant holders to obtain a favorable judicial forum for disputes with the Company;

•	dependence on key personnel;

•	conflicts of interest of the Sponsor, officers and directors and the representative;

•	the delisting of our securities by NYSE American;

•	dependence on a single target business with a limited number of products or services;

•	shares being redeemed and warrants becoming worthless;

•	our competitors with advantages over us in seeking business combinations;

•	ability to obtain additional financing;

•	warrants’ and founder shares’ adverse effect on the market price of our common stock;

•	disadvantageous timing for redeeming warrants;

•	registration rights’ adverse effect on the market price of our common stock;

•	business combination with a company located in a foreign jurisdiction;

•	changes in laws or regulations; tax consequences to business combinations; and

•	exclusive forum provisions in our amended and restated certificate of incorporation.

iii

PART I

ITEM 1.	BUSINESS

General

Ault Disruptive Technologies Corporation, a Delaware corporation, is a blank check company incorporated in February 2021 whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our “initial business combination.” To date, our efforts have been limited to organizational activities, including our IPO, as well as searching for a suitable acquisition target. We have not selected any specific business combination target, although we have engaged in substantive discussions, directly and indirectly, with a significant number of business combination targets with respect to an initial business combination with us.

We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we are focused on opportunities to acquire companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society. We intend to acquire a target business or businesses with disruptive technologies that our management team believes can achieve mainstream adoption and create opportunities for long-term appreciation in value.

Our Sponsor, Ault Disruptive Technologies Company, LLC, is a wholly-owned subsidiary of Ault Alliance, Inc. (formerly known as BitNile Holdings, Inc.) (NYSE American: AULT) (“Ault”). Through its wholly and majority-owned subsidiaries and strategic investments, Ault owns and operates a data center at which it mines Bitcoin and offers colocation and hosting services for the emerging artificial intelligence ecosystems and other industries, and provides mission-critical products that support a diverse range of industries, including a metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles.

Our Initial Public Offering and the Trust Account

Immediately prior to our IPO, our Sponsor owned 100% of our capital stock, consisting of shares of common stock. We anticipate that our Sponsor’s voting power and equity ownership may be substantially diluted in connection with our initial business combination, either from the issuance of new shares of common stock in exchange for the capital stock of the target, the issuance of our capital stock to third-party investors providing additional funding to us in connection with the initial business combination, or both.

On December 20, 2021, we consummated our IPO of 11,500,000 units (the “Units”), of which 1,500,000 Units represented the exercise by the underwriters’ of their over-allotment option. Each Unit consisted, before its components began trading separately, of one share of common stock of the Company, par value $0.001 per share, and three-fourths of one redeemable warrant of the Company (the “Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of the IPO, we completed the private placement and sale of an aggregate of 7,100,000 Warrants to purchase one share of common stock (the “Placement Warrants”) to our Sponsor, at a purchase price of $1.00 per Placement Warrant, generating gross proceeds to the Company of $7,100,000.

A total of $116,725,000, comprised of $112,125,000 of the proceeds from the IPO (which amount includes the $3,450,000 of the underwriters’ deferred discount) and $4,600,000 of the proceeds of the sale of the Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes (less up to $50,000 interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the consummation of our business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or certain amendments to our amended and restated certificate of incorporation prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination by the date as set forth in our amended and restated certificate of incorporation (which is currently December 20, 2024) (the “Termination Date”) or any extended period of time that the Company may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of our public shares if we are unable to consummate our initial business combination by the Termination Date, subject to applicable law.

The Placement Warrants are identical to the Warrants included in the Units which were sold in the IPO, except (a) the Placement Warrants will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees and (b) the Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may be exercised by the holders on a cashless basis, and (iii) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales of the Placement Warrants. The issuance of the Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our common stock upon the consummation of our initial business combination, subject to the limitations described herein. In December 2022, we received notice from our Sponsor of the Sponsor’s intention to deposit $1,150,000 into the Trust Account (the “First Deposit”). The First Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the initial deadline of December 20, 2022 (12 months from the date of the IPO) until March 20, 2023. In March 2023, we received notice from our Sponsor of the Sponsor’s intention to deposit another $1,150,000 into the Trust Account (the “Second Deposit” and together with the First Deposit, the “Deposits”). The Second Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the first extension deadline of March 20, 2023 until June 20, 2023. On June 1, 2023, the Sponsor made Deposit payments totaling $2,331,995, including $31,995 of interest, and received 2,300,000 Private Placement Warrants.

On June 15, 2023 our stockholders voted and approved an amendment to the amended and restated certificate of incorporation to extend the Termination Date to September 20, 2023 and to allow us, without another stockholder vote or any additional extension payments required, to elect to extend the Termination Date to consummate our initial business combination on a monthly basis up to five times by an additional one month each time after September 20, 2023, upon the request by the Sponsor, and approval by our board of directors (the “Board”) until February 20, 2024, or a total of up to eight months, unless the closing of our initial business combination shall have occurred prior thereto. The Sponsor elected, and our Board approved, the extensions through February 20, 2024. In connection with the stockholder vote, stockholders had the right to elect to redeem their public shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the Trust Account deposits (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Public stockholders elected to redeem 11,311,125 shares of common stock at a redemption price of approximately $10.61 per share (without giving effect to any interest that may be withdrawn to pay taxes), for an aggregate redemption amount of approximately $120.0 million (the “First Redemption”). After the satisfaction of the First Redemption (without giving effect to any interest that may be withdrawn to pay taxes), the balance in the Trust Account was approximately $2.0 million, and 3,063,875 shares of common stock were issued and outstanding, of which 2,875,000 shares were held by the Sponsor.

On February 15, 2024 our stockholders voted and approved an amendment to the amended and restated certificate of incorporation to extend the Termination Date to December 20, 2024. In connection with the stockholder vote, stockholders had the right to elect to redeem their public shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the Trust Account deposits (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Public stockholders elected to redeem 121,695 shares of common stock at a redemption price of approximately $11.61 per share, for an aggregate redemption amount of approximately $1.4 million (the “Second Redemption” and together with the First Redemption, the “Redemptions”). After the satisfaction of the Second Redemption, the balance in the Trust Account was approximately $780,000, and 2,942,180 shares of common stock were issued and outstanding, of which 2,875,000 shares were held by the Sponsor.

If we are unable to consummate our initial business combination by the Termination Date, we will redeem 100% of the outstanding public shares. The per-share price upon such redemption will be payable in cash and will equal the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions as described herein.

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

Our Management Team

Our management team consists of experienced deal makers, operators and investors. Please see, “Item 10. Directors, Executive Officers and Corporate Governance” in this Annual Report for the biographies of our management team.

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

•	Significant Transformational Potential. We generally seek to acquire businesses that have promising disruptive technologies which, if they gain momentum and become mainstream, have the potential to be a game changer in the near future. We may pursue businesses with owners who would be interested in a reverse merger, which is a combination effected via an exchange of equity, that could leave most or all our existing cash available as capital to support growth efforts. Such a transaction could result in dilution to holders of the common stock. See “Risk Factors.”

•	Potential Leadership Position in its Industry. We generally seek to identify businesses that have the potential to gain a leadership position in their industry or a defensible niche with a target market as a result of a new and emerging technology.

•	Strong Competitive Positioning and Differentiated Technology. We focus on attractive companies with differentiated technology aimed at solving critical challenges in their areas of focus. Companies with unique and disruptive platforms and product offerings, including technology innovators, are at the forefront of our evaluation process. Our management team and our Board have extensive operational, commercial and transactional experience with technology-driven companies in our target sectors, and use these skills to identify market leaders.

•	Unrealized Potential for Stockholder Value Creation. We seek target businesses that are both initially attractive investment candidates and that possess the potential for ongoing stockholder value creation in the long term. Examples of post-acquisition value creating activities include operational improvements in sales and marketing, increasing operating efficiency and reducing costs. Other examples include value created through add-on acquisitions or divestitures, or by lowering the cost of capital by opening up new sources of debt or equity financing.

•	Potential to Grow Through Further Acquisition Opportunities. We generally seek to acquire a business that has the potential to grow inorganically through additional acquisitions.

•	Enterprise Value. We are generally focused on companies with valuations between $30,000,000 and $500,000,000, as such companies generally have proven business models and offer long-term earnings growth potential.

•	Partnership Approach. We are pursuing a partnership approach to working with a management team that shares our strategic vision and believes we can help them achieve the full potential of their business. Our management team and our Board have a long history of starting and growing businesses, and we will use our collective experience to help guide management teams of target businesses.

•	Has a Committed and Capable Management Team. We generally seek to acquire a business with a professional management team whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

•	Benefit from Being a Publicly Traded Company. We primarily seek a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

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

Members of our management team and our independent directors directly or indirectly own founder shares and/or Placement Warrants following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in a quickly evolving industry, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the Placement Warrants and may as a result be required to seek additional financing to consummate such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the consummation of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

Redemption Rights for Public Stockholders upon Consummation of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account as of February 15, 2024 (the date of the Second Redemption) was approximately $11.61 per public share, although no assurances can be given that the amount per share will not decrease. Our Sponsor, officers and directors have entered into a letter agreement with us (the “Letter Agreement”), pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and Placement Warrants and any public shares held by them in connection with the consummation of our initial business combination.

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

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon consummation of the initial business combination.

If we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote any founder shares and Placement Warrants held by them and any shares subsequently acquired in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result of the Redemptions, the founder shares represent a majority of all shares of common stock issued and outstanding. As such, the holders of the founder shares have the power to approve an initial business combination without the approval of any holders of the public shares. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, make it so that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Limitation on Redemption upon Consummation of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we do not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until the Termination Date to consummate our initial business combination. If we are unable to consummate our initial business combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate our initial business combination by the Termination Date.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to consummate our initial business combination by the Termination Date. However, if our Sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial business combination by the Termination Date.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination by the Termination Date or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.35 per public share. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.35 per public share. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the IPO, would not execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.35 per public share, and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.35 per public share, due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have access to income from investments held in the Trust Account and the sale of the Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by the Termination Date may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by the Termination Date, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to consummate our initial business combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Termination Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.35 per public share, or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the consummation of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination by the Termination Date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to consummate our business combination by the Termination Date, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Consummate Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the consummation of our initial business combination and if we are unable to consummate our initial business combination by the Termination Date.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Consummate an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination (which is anticipated to be $10.35 per public share), including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding public shares.	If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following consummation of our initial business combination. There is no limit to the prices that our Sponsor, directors, officers or their affiliates may pay in these transactions.	If we are unable to consummate our initial business combination by the Termination Date, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the Trust Account (which is anticipated to be $10.35 per public share) including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Consummate an Initial Business Combination
Impact to remaining stockholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to consummate our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

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

Research and Development

During the years ended December 31, 2023 and 2022, we spent approximately $0 on research and development.

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

You should consider each of the following risk factors and any other information set forth in this Annual Report and the other reports filed by the Company with the SEC, including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company’s business and financial condition, results or prospects could be harmed. Please also read carefully the section entitled “Cautionary Note About Forward-Looking Statements” at the beginning of this Annual Report.

Disruptive technology companies present special risks to investors including more volatility than the market as a whole.

We intend to focus on opportunities to acquire companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society. These companies may not in fact be “disruptive” or may not be able to create or capitalize on any transformative developments. The risks associated with such companies include, but are not limited to, small or limited markets for their securities, changes in business cycles, world economic growth, technological progress, rapid obsolescence, and government regulation. Securities of disruptive technology companies tend to be more volatile than securities of companies that do not rely heavily on technology. Rapid change to technologies that affect a company’s products could have a material adverse effect on such a company’s results.

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

Our Sponsor owns a controlling interest in our voting stock and public stockholders will not have any voice in our management, including on approval of an initial business combination.

Our Sponsor beneficially own or control the votes of approximately 97.7% of our outstanding common stock. As a result, the Sponsor has the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of its ownership relationship with our directors and executive officers, the Sponsor is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, the Sponsor can take certain actions, including extend the Termination Date and approve the initial business combination, without the approval of any holders of public shares.

The requirement that we consummate an initial business combination by the Termination Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Termination Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not consummate our initial business combination with that particular target business, we may be unable to consummate our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely impacted by global or regional catastrophic events.

Our business could be materially adversely affected by terrorist acts, widespread outbreaks of infectious diseases (such as COVID-19), government responses emplaced to limit the impact of infectious diseases (such as shelter-in-place directives), or the outbreak or escalation of wars including, but not limited to, conflicts between Russia and Ukraine and between Israel and Hamas, and the relationship between China and the U.S. Such events in the geographic regions in which we do business, including escalations of political tensions and military conflicts in the U.S., Europe, the Republic of South Korea, the People’s Republic of China, or the Republic of China (Taiwan), and any governmental sanctions enacted in reaction thereto, could result in a global energy crisis, economic inflation, supply-chain disruptions, or the confiscation or destruction of our facilities; all and any of these outcomes could have material, adverse impacts on our results of operations, financial condition, and cash flows.

We may not be able to consummate an initial business combination by the Termination Date in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.35 per public share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

The Sponsor, our officers and directors have agreed that we must consummate our initial business combination by the Termination Date. We may not be able to find a suitable target business and consummate an initial business combination by the Termination Date. Our ability to consummate our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed an initial business combination within such applicable time period, or such later date as approved by our stockholders, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On December 27, 2022, the Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the excise tax that may be relied upon until the Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, such as ours, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply). Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with our initial business combination or in the event we do not consummate our initial business combination by the Termination Date, we would not expect the excise tax to apply to redemptions of our public shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to our charter or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our charter or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination. As of December 31, 2023, we recognized approximately $1,200,638 in excise tax payable related to share redemptions.

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

Our amended and restated certificate of incorporation provides that we must consummate our initial business combination by the Termination Date. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to consummate our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our consummation of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated certificate of incorporation prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination by the Termination Date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to consummate an initial business combination by the Termination Date, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Warrants and rights will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the Placement Warrants are intended to be used to consummate an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 as a result of the successful completion of the IPO and the sale of the Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our shares and warrants have become tradable and we will have a longer period of time to consummate our business combination than do companies subject to Rule 419.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.35 per public share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per public share upon our liquidation. See “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per public share” and other risk factors herein.

If the net proceeds of the IPO and the sale of the Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until the Termination Date, we may be unable to consummate our initial business combination, in which case our public stockholders may only receive $10.35 per public share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

The funds available to us outside of the Trust Account to fund our working capital requirements may not be sufficient to allow us to operate until the Termination Date. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until our initial business combination becomes effective; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.35 per public share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per public share, upon our liquidation. See “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per public share” and other risk factors herein.

If the net proceeds of the IPO and the sale of the Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and consummate our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our taxes and to consummate our initial business combination. If we are unable to obtain these loans, we may be unable to consummate our initial business combination.

Of the net proceeds of the IPO, the sale of the Placement Warrants and the sale of investments from the Trust Account, approximately $163,000 is available to us outside the Trust Account, of which $157, 339 that has yet to be submitted to tax authorities, to fund our working capital requirements as of December 31, 2023. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon consummation of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the Placement Warrants. Prior to the consummation of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to consummate our initial business combination. If we are unable to consummate our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.35 per public share on our redemption of our public shares, and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per public share, on the redemption of their shares. See “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per public share” and other risk factors below.

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

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of the IPO, would not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to consummate our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.35 per public share held in the Trust Account, due to claims of such creditors. Pursuant to the Letter Agreement, the Sponsor, has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.35 per public share, and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.35 per public share, due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to special purpose acquisition companies, like ours. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the Trust Account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the Trust Account and hold the funds in the Trust Account in cash. If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the consummation of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated certificate of incorporation prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination by the Termination Date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by the Termination Date, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate an initial business combination or may result in our liquidation. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.35 per public share on the liquidation of our Trust Account and our Warrants will expire worthless.

If we instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since the IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the Termination Date, instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account held at a bank until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account held at a bank would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the Termination Date, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the Termination Date, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the Termination Date, and instead hold all funds in the Trust Account in an interest-bearing demand deposit account held at a bank, which would further reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company. As of the date of this Annual Report, we have not yet made any such determination to liquidate the securities held in the Trust Account.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by the Termination Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month following the effectiveness of the IPO in the event we do not consummate our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by the Termination Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, our initial stockholders and their permitted transferees can demand that we register the resale of the Placement Warrants, the shares of common stock issuable upon exercise of the Placement Warrants and the Warrants, and the founder shares that may be issued upon conversion of working capital loans may demand that we register the resale of such shares of common stock, warrants or the common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to consummate. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

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

Each of our officers and directors has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities (including, without limitation, the entities listed in the section entitled “Directors, Executive Officers and Corporate Governance – Conflicts of Interest”) pursuant to which such officer or director may be required to present a business combination opportunity to such entities before he or she presents such opportunity to us. Also, none of Ault, our Sponsor or any of our directors and officers is prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, he or she may only present such opportunity to us if such other entity rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company; such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity.

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

We may only be able to consummate one business combination from the proceeds of the IPO and the sale of the Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the IPO, the sale of the Placement Warrants and income earned on the investments held in the trust, $2.2 million is available to consummate our initial business combination and pay related fees and expenses (which includes taxes payable and up to $3,450,000 of the underwriters’ deferred discount).

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their Warrants, amended their warrant agreements to require the Warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock and amending our Warrant agreement will require a vote of holders of at least a majority of the then outstanding public Warrants (which may include public Warrants acquired by our Sponsor). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination by the Termination Date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered in the IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the IPO and the sale of the Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own approximately 20% of our common stock as of the date of this Annual Report, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to consummate an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination by the Termination Date or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in the Letter Agreement that we have entered into with the Sponsor, our officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, our officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to consummate our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the Placement Warrants. As a result, we may be required to seek additional financing to consummate such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to consummate our initial business combination, our public stockholders may receive only approximately $10.35 per public share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our Warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to consummate our initial business combination, our public stockholders may only receive approximately $10.35 per public share on the liquidation of our Trust Account, and our Warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per public share” herein, under certain circumstances our public stockholders may receive less than $10.35 per public share upon the liquidation of the Trust Account.

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

As a result of the low acquisition cost of our founder shares, the Sponsor, its affiliates and our management team could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the offering price in the IPO for their founder shares.

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

Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our securities.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting.

In the future, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, our internal control over financial reporting would not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause the price of our common stock and preferred stock to decline. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls, it may negatively impact our business, results of operations and reputation. In addition, we could become subject to investigations by NYSE American, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

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

On February 23, 2021, the Sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the IPO (excluding the Placement Warrants and underlying securities). The founder shares will be worthless if we do not consummate an initial business combination. The Sponsor purchased an aggregate of 7,100,000 Placement Warrants at a price of $1.00 per unit for an aggregate purchase price of $7,100,000. Once the Sponsor makes the Deposits in connection with the two three-month extensions to the time to complete the initial business combination, it will have purchased an additional 2,300,000 Placement Warrants at a price of $1.00 per unit for an aggregate purchase price of $2,300,000. Each Warrant is exercisable to purchase one share of common stock at $11.50 per share. These securities will also be worthless if we do not consummate an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares or Placement Warrants held by them in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from the Sponsor, affiliates of the Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

We have not registered the shares of common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days following the consummation of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the issuance of the shares of common stock issuable upon exercise of the Warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares of common stock issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full unit purchase price solely for the shares of common stock included in the Units. If and when the Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Warrants were offered by us in the IPO. However, there may be instances in which holders of our public Warrants may be unable to exercise such public Warrants but holders of our Placement Warrants may be able to exercise such Placement Warrants.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share. As of the date of this Annual Report, there are 68,750,000 authorized but unissued shares of common stock available for issuance and no shares of preferred stock issued and outstanding, taking into account the 8,625,000 and 9.400,000 shares of common stock reserved for issuance upon exercise of the Warrants and Placement Warrants, respectively.

We may issue a substantial number of additional shares of common or preferred stock to consummate our initial business combination or under an employee incentive plan following the consummation of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not consummate our initial business combination by the Termination Date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

The Warrants sold the IPO were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the Warrants and the warrant agreement, or defective provision, but requires the approval by the holders of at least a majority of the then outstanding public Warrants to make all other modifications or amendments (which may include public Warrants acquired by the Sponsor or its affiliates in the IPO or thereafter in the open market). Accordingly, we may amend the terms of the public Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public Warrants approve of such amendment. Although our ability to amend the terms of the public Warrants with the consent of at least a majority of the then outstanding public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Warrant.

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

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the reported last sale price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the Warrants become exercisable and ending on the third day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Warrants were offered by us in the IPO. Redemption of the outstanding Warrants could force the holder (i) to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holder to do so, (ii) to sell the Warrants at the then-current market price when the investor might otherwise wish to hold the Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. None of the Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

The Warrants and founder shares may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We issued Warrants to purchase 8,625,000 shares of our common stock as part of the Units in our IPO and, simultaneously with the closing of the IPO, we issued Placement Warrants, in a private placement, consisting of an aggregate of 7,100,000 Placement Warrants. Our initial stockholders currently own an aggregate of 2,875,000 founder shares. In addition, if the Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial business combination. Such warrants would be identical to the Placement Warrants. To the extent we issue shares of common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these Warrants and loan conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to consummate the initial business combination. Therefore, our Warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The Placement Warrants are identical to the Warrants sold as part of the Units in the IPO except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days following the consummation of our initial business combination, (iii) they may be exercised by the holders on a cashless basis, and (iv) will be entitled to registration rights.

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

We are a newly formed company with no operating results, and we only recently commence operations following the IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to consummate our initial business combination. If we fail to consummate our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of the date of this Annual Report, we had approximately $163,000 of cash available, of which $157,339 that has yet to be submitted to tax authorities, and working capital deficit of approximately $2,015,188. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial business acquisition. We cannot assure you that our plans to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and consummate our initial business combination and results of operations.

We are subject to rules and regulations by various national, regional and local governing bodies, including, for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention. In addition, these changes could have a material adverse effect on our business, investments and results of operations.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to special purpose acquisition companies, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

Record Holders

On April 9, 2024, there were 2 holders of record of our shares of common stock and 2 holders of record of our Warrants.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto, which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated in February 2021 (“Inception”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our “initial business combination” throughout this Annual Report. While our efforts to identify a target business may span many industries and regions worldwide, we are likely to focus our search for prospects within the technology sector, which has experienced significant disruption from new and emerging products and services. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

The registration statement for the Company’s IPO was declared effective on December 15, 2021. On December 20, 2021, the Company’s commenced the IPO of 10,000,000 units at $10.00 per unit (the “Unit”). Each Unit consisted of one share of common stock, par value $0.001 per share, and three-fourths of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. On December 20, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 11,500,000 and generated gross proceeds of $115,000,000.

The Company’s Sponsor is Ault Disruptive Technologies Company, LLC.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 7,100,000 warrants (the “Placement Warrants”) to the Sponsor, at a price of $1.00 per Placement Warrant. The sale of the Placement Warrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,100,000.

To date, our efforts have been limited to organizational activities, including our IPO, as well as searching for a suitable acquisition target. We have not selected any specific business combination target, although we have engaged in substantive discussions, directly and indirectly, with a significant number of business combination targets with respect to an initial business combination with us.

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

Our executive offices are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141, and our telephone number is (949) 444-5464.

Going Concern

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we have until December 20, 2024 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that mandatory liquidation and potential subsequent dissolution, coupled with our working capital deficit, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 20, 2024. We intend to continue to complete a business combination before the mandatory liquidation date.

The financial statements presented in this Annual Report on Form 10-K have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

Our entire activity from Inception through December 31, 2023 relates to our formation, the IPO and since the closing of the IPO, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2023, we had net income of $834,518, compared to a net loss of $128,392 for the year ended December 31, 2022. Net income for the year ended December 31, 2023 consisted of 2,590,357 in income from investments held in the Trust Account, offset by $1,301,104 in operating costs, $438,412 of income tax expense and $16,323 of interest expense. Net loss for the year ended December 31, 2022 consisted of $1,682,956 in income from investments held in the Trust Account, offset by $1,396,032 in operating costs, $407,941 of income tax expense and $7,375 of interest expense.

Liquidity and Capital Resources

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

On December 13, 2022, we received notice from our Sponsor of the Sponsor’s intention to deposit $1,150,000 into the Trust Account (the “First Deposit”). The First Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the initial deadline of December 20, 2022 (12 months from the date of the IPO) until March 20, 2023. On March 15, 2023, we received notice from our Sponsor of the Sponsor’s intention to deposit another $1,150,000 into the Trust Account (the “Second Deposit” and together with the First Deposit, the “Deposits”). The Second Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the first extension deadline of March 20, 2023 until June 20, 2023. The two automatic extensions that occurred on December 20, 2022 and March 20, 2023 were paid in full.

The extension proceeds deposited into the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

On June 1, 2023, the Sponsor made deposit payments totaling $2,331,995, including $31,995 of interest, for previously elected extensions of the period we had to consummate our initial business combination by six months from the initial deadline of December 20, 2022, until June 20, 2023, and received 2,300,000 Private Placement Warrants. The Sponsor currently holds 9,400,000 Private Placement Warrants (consisting of the private placement of 6,500,000 warrants upon consummation of the IPO, the underwriters’ over-allotment option of 600,000 that was fully exercised on December 20, 2021, and the required outstanding deposit payment of $2,300,000 to purchase 2,300,000 Private Placement Warrants, related to the Company’s extension of the time it had to consummate an initial business combination).

On June 15, 2023, we held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, our stockholders approved two proposals amending our Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to (i) extend the date by which we must complete an initial business combination from June 20, 2023 to September 20, 2023 (“Charter Extension Date”) and to allow us, without another stockholder vote, to elect to extend the Charter Extension Date to consummate an initial business combination on a monthly basis up to five times by an additional one month each time after September 20, 2023, upon the request by the Sponsor, and approval by the Board, until February 20, 2024 or a total of up to eight months, unless the closing of an initial business combination shall have occurred prior thereto and (ii) delete (a) the limitation that we shall not consummate an initial business combination if it would cause our net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act (or any successor rule)) to be less than $5,000,0001 following such redemptions and (b) the limitation that we shall not redeem public shares that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

In connection with the votes to approve the Charter Amendment, 11,311,125 shares of our common stock were tendered for redemption at a per-share price of $10.61. This resulted in a redemption from the Trust Account in the amount of approximately $120,064,000.

On June 30, 2023, we entered into a line of credit agreement (the “Line of Credit”) with Ault, which was subsequently amended, effective as of December 16, 2023, which bears interest at 9.5% per annum. The Line of Credit agreement is for 12 months (unless a credit extension is granted by Ault) and provides for up to an aggregate of $750,000 of advances from the Sponsor under a promissory note. As of December 31, 2023, we had an outstanding principal advance balance of $550,383 and accrued interest of $16,360 under the Line of Credit agreement. The outstanding principal balance of the promissory note will become due and payable five business days after written demand for repayment is made by Ault. We can prepay any advances without penalty or premium upon notice. If any payment is not made within ten (10) days after the date such payment is due, we shall pay Ault a late fee equal to the lesser of (i) five percent (5%) of the amount of such unpaid amount or (ii) the maximum amount permitted to be charged under applicable law. As of the date of this report, we have not received a demand for repayment from Ault.

As of December 31, 2023 and 2022, we had marketable securities held in the Trust Account of $2,200,308 and $118,193,123 (including approximately $2,574,034 and $1,682,956 of income from investments held in the Trust Account), respectively, consisting of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended which invest only in direct U.S. government treasury obligations. Investment and interest income on the balance in the Trust Account may be used by us to pay taxes. During the fiscal years ended December 31, 2023 and 2022, we withdrew $851,338, and $215,000, respectively, of investment income from the Trust Account to pay our income and franchise tax obligations. The prepaid balance of $10,873 primarily consists of prepaid directors and officers insurance attributed to our two-year policy.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the year ended 2023, cash used in operating activities was $1,445,013 primarily related to operating costs, payables, and income taxes paid. For the period ending December 31, 2022, cash used in operating activities was $1,858,152, primarily related to deference of formation and operating costs.

As of December 31, 2023, we had cash of $163,235 held outside of the Trust Account, of which $157,339 that has yet to be submitted to tax authorities.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of December 31, 2023, there were no Working Capital Loans.

We anticipate that we will need to borrow additional funds, through Working Capital Loans, to allow us to operate until we consummate a business combination or are forced to wind up operations if a business combination is not consummated before any applicable extensions expire. We intend to use the funds held outside the Trust Account, and any additional Working Capital Loans from our Sponsor, an affiliate of our Sponsor or certain of our directors and officers, primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

The unsecured promissory note in the principal amount of $1,500,000 from our Sponsor bears no interest and is repayable in full at the date on which we consummate an initial business combination as contemplated by our amended and restated certificate of incorporation. Such promissory note bears no interest and is repayable in full at the date on which we consummate an initial business combination as contemplated by our amended and restated certificate of incorporation.

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

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with the guidance in accounting standards codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Net Loss per Share of Common Stock

We comply with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. At December 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivatives

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 840”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We accounted for the 8,625,000 Warrants and the 7,100,000 Private Placement Warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in ASC 480, and ASC 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of our control in which the holders of the shares underlying the contract also would receive cash, among other conditions for equity classification.

The Public and Private Placement Warrants were deemed to meet equity classification.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (ASC 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, (ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. For public business entities, ASU No. 2022-03 is effective for fiscal years beginning after Dec. 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after Dec. 15, 2024, and interim periods within those fiscal years. The Company’s management does not believe that the adoption of ASU 2202-03 will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

As an emerging growth company, we are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We can delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

In the prior fiscal quarter, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting related to applying complex accounting principles relating to the analysis of financial instruments for proper classification in the financial statements, in a timely manner, as well as our controls over reconciliations and the accrual of liabilities during the financial statement close and disclosure review process.

During the fourth fiscal quarter of 2023, management remediated the material weaknesses related to disclosure controls and procedures and our internal control over financial reporting. Specifically, we increased the number of personnel with the appropriate level of knowledge related to accounting transactions, accounting matters, and disclosure controls, including adding two Directors of Financial Reporting and Technical Accounting; increased our knowledge and access to accounting literature and evaluated any new accounting pronouncements and their possible effect on the Company; and expanded and improved our review process for account reconciliations, common stock subject to redemption and franchise tax expense.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III	54	Chairman of the Board	2021
William B. Horne	54	Chief Executive Officer and Director	2021
Henry Nisser	54	President, General Counsel and Director	2021
Kenneth S. Cragun	62	Chief Financial Officer	2021
David Katzoff	62	Senior Vice President - Finance	2021
Jeffrey A. Bentz	64	Director	2021
Mark Nelson	63	Director	2021
Robert O. Smith	79	Director	2021

Milton C. (Todd) Ault, III has been the Chairman of the Board of our Company since Inception. Since January 2021, Mr. Ault has served as the Executive Chairman of Ault. Between December 2017 and January 2021, Mr. Ault was the Chief Executive Officer of Ault and between March 2017 and December 2017, Mr. Ault served as the Executive Chairman of Ault. Mr. Ault has served as a director of Alzamend Neuro since January 2024. Mr. Ault is Alzamend Neuro’s founder and served as Chairman and a director from inception in 2016 until its initial public offering in June 2021. Since January 2024, Mr. Ault has served as the Chairman and Chief Executive Officer of RiskOn International, Inc., an issuer listed on Nasdaq (“ROI”). Since April 2023, Mr. Ault has served as the Executive Chairman of the board of directors of the Singing Machine Company, Inc., an issuer listed on Nasdaq (“MICS”). Mr. Ault has served as Chairman and Chief Executive Officer of Ault & Company, Inc. (“Ault & Co.”) since December 2015, and as Chairman of Avalanche International Corp., a publicly traded Nevada company categorized as a “voluntary filer” (not required to file periodic reports) (“Avalanche”) since September 2014. Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office (“MCKEA”). Mr. Ault is a seasoned business professional and entrepreneur who has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Throughout his career, Mr. Ault has consulted for a few publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses.

William B. Horne has been our Chief Executive Officer and a member of our Board since Inception. Mr. Horne has been a member of the board of directors of Ault since October 2016. In January 2018, Mr. Horne was appointed as Ault’s Chief Financial Officer until August 2020, when he resigned as its Chief Financial Officer and was appointed as its President. On January 12, 2021, Mr. Horne resigned as Ault’s President and became its Chief Executive Officer. Mr. Horne has served as a director of Alzamend Neuro since June 2016 and upon the effectiveness of its initial public offering in June 2021, Mr. Horne become its Chairman of the Board. Mr. Horne served as Alzamend Neuro’s Chief Financial Officer from June 2016 through December 2018. Mr. Horne has served as a director and Chief Financial Officer of Avalanche since June 2016. Mr. Horne has served as a director and Chief Financial Officer of Ault & Co. since October 2017. Mr. Horne has served as a director of Gresham Worldwide, Inc., formerly Giga-Tronics Incorporated, an OTCQB quoted company (“GWW”), since September 2022. He served as the Chief Financial Officer of Targeted Medical Pharma, Inc. from August 2013 to May 2019. Mr. Horne previously held the position of Chief Financial Officer in various public and private companies in the healthcare and high-tech field. Mr. Horne has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University.

Henry C.W. Nisser, has been our President, General Counsel and a member of our Board since Inception. Since May 2019, Mr. Nisser has served as the Executive Vice President and General Counsel of Ault and as one of its directors since September 2020; he became Ault’s President on January 12, 2021. Mr. Nisser has served as Alzamend Neuro’s Executive Vice President and General Counsel on a part-time basis since May 2019. Mr. Nisser was appointed as a director of Alzamend Neuro in September 2020. Since March 2023, Mr. Nisser has served as the President, General Counsel and director of ROI. Since April 2023, Mr. Nisser has served as a director of MICS. Mr. Nisser is the Executive Vice President and General Counsel of Avalanche. Mr. Nisser has served as a President, General Counsel and a director of Ault & Co. since May 2019. From December 15, 2021 through March 16, 2022, Mr. Nisser served as Chief Executive Officer and on the board of directors of TurnOnGreen, Inc. (formerly, Imperalis Holding Corp.), an OTCQB quoted company (“TurnOnGreen”). From October 2011 through April 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP, a law firm in New York. While with this law firm, his practice was concentrated on national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser received his B.A. degree from Connecticut College, where he majored in International Relations and Economics. He received his LL.B. from University of Buckingham School of Law in the United Kingdom.

Kenneth S. Cragun has been our Chief Financial Officer since Inception. Since August 2020, Mr. Cragun has served as the Chief Financial Officer of Ault and between October 2018 and August 2020, served as its Chief Accounting Officer. Since June, 2021, Mr. Cragun has served as Senior Vice President of Finance at Alzamend Neuro on a part-time basis. Between December 2018 and June 2021, Mr. Cragun served as the Chief Financial Officer of Alzamend Neuro. Since September 2018, Mr. Cragun has served on the board of directors and Chairman of the Audit Committee of Verb Technology Company, Inc. Since July 2022, Mr. Cragun has served on the board of directors of MICS. He served as a CFO Partner at Hardesty, LLC, a national executive services firm between October 2016 and October 2018. His assignments at Hardesty included serving as Chief Financial Officer of CorVel Corporation, a publicly traded company and a nationwide leader in technology driven, healthcare-related, risk management programs, and of RISA Tech, Inc., a private structural design and optimization software company. Mr. Cragun was also Chief Financial Officer of two Nasdaq-traded companies, Local Corporation, a publicly held local search company (“Local Corp.”), from April 2009 to September 2016, and Modtech Holdings, Inc., from June 2006 to March 2009, a supplier of modular buildings. Prior thereto, he had financial leadership roles with increasing responsibilities at MIVA, Inc., ImproveNet, Inc., NetCharge Inc., C-Cube Microsystems, Inc, and 3-Com Corporation. Mr. Cragun began his professional career at Deloitte. Mr. Cragun holds a Bachelor of Science degree in accounting from Colorado State University-Pueblo.

David Katzoff, has been our Senior Vice President of Finance since Inception. Mr. Katzoff has served as Senior Vice President of Finance of Ault since January 2019. Mr. Katzoff has been the Chief Financial Officer of Alzamend Neuro since August 2021, and served as Alzamend Neuro’s Senior Vice President of Operations from November 2019 to December 2020 and Chief Operating Officer from December 2020 until August 2021. Between December 2021 and September 2023, Mr. Katzoff served as the Chief Financial Officer of TurnOnGreen. From 2015 to 2018, Mr. Katzoff served as Chief Financial Officer of Lumina Media, LLC, a privately held media company and publisher of life-style publications. From 2003 to 2014, Mr. Katzoff served a Vice President of Finance of Local Corp. Mr. Katzoff received a B.S. degree in Business Management from the University of California at Davis.

Jeffrey A. Bentz joined our Board upon the consummation of the IPO. Mr. Bentz is an experienced businessman who served from 1994 to 2022 as President of North Star Terminal & Stevedore Company, a full-service stevedoring company located in Alaska and whose major areas of business include terminal operations and management, stevedore services and heavy equipment operations. Mr. Bentz has served as a director of Ault since January 2018 and GWW since September 2022. He also has served as a director and advisor to several private companies and agencies. Mr. Bentz obtained a B.A. degree in Business and Finance from Western Washington University.

Mark Nelson joined our Board upon the consummation of the IPO. Mr. Nelson is currently the Chief Executive Officer and a Director of Arctic International LLC, a Russian-based company that provides project and fabrication services for the oil and gas industry, since 2003, and the Managing Director of Sockeye Point Marine Services LLC, an Alaska-based company that provides services inspecting and repairing barges and vessels, since 2005. Mr. Nelson also serves as a director of Oasis Group International, an international engineering, procurement and construction management company, since 2010, and Sundance Mining Group LLC, a gold and silver mining development and production company, since 2020. Mr. Nelson served as President and Chief Executive Officer of ASRC Energy Services, an Alaska-based energy services company, and served as President of ASRC Energy Services O&M, ASRC Energy Services’ subsidiary, from 2005 to 2011. Mr. Nelson received a B.S. degree in finance from the University of Idaho.

Robert O. Smith joined our Board upon the consummation of the IPO. Mr. Smith is currently an independent C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. Mr. Smith has served as a director of Ault since September 2016, and was previously a member of its board from November 2010 to May 2015. Mr. Smith has served on the board of directors of GWW since September 2022. Mr. Smith has served on the board of directors of ROI since October of 2023, where he acts as ROI’s lead independent director as well as the chairman of its audit committee. From 2004 to 2007, he served on the board of directors of Castelle Corporation. From 1990 to 2002, he was the President, Chief Executive Officer and Chairman of the Board of Ault. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of its Compower/Boschert division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company. Mr. Smith received his BBA degree in Accounting from Ohio University.

Corporate Governance

Our Board is currently composed of six members.

 The Board is divided into three classes: Class I, Class II and Class III. The term of the Class I directors, consisting of Messrs. Bentz and Smith, expires at the 2026 annual meeting of stockholders, the term of the Class II directors, consisting of Messrs Nelson and Nisser, expires at the 2024 annual meeting of stockholders, and the term of the Class III directors, consisting of Messrs. Ault and Horne, expires at the 2025 annual meeting of stockholders. Directors whose terms expire at an annual meeting may also be re-elected if nominated by the Board.

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

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. All three of our committees are composed solely of independent directors. Subject to phase-in rules, the rules of NYSE American and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE American require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our Board and has the composition and responsibilities described below. The charter of each committee is available on our website at Ault Disruptive Technologies.

Audit Committee

Robert O. Smith, Mark Nelson and Jeffrey A. Bentz currently comprise the Audit Committee of our Board. Mr. Smith serves as chairman of the Audit Committee. Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE American. Our Board has also determined that Mr. Smith qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

Jeffrey A. Bentz and Robert O. Smith currently comprise the Compensation Committee of our Board. Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the NYSE American. Mr. Bentz serves as chairman of the Compensation Committee.

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

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;*

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;**

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

•	or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

* Mr. Cragun served as Chief Financial Officer of Local Corp. (April 2009 to September 2016), formerly based in Irvine, California, and, in June 2015, Local Corp. filed a voluntary petition in the United States Bankruptcy Court for the Central District of California seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code.

** Please see the press release issued by Ault Alliance on August 15, 2023.

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

Potential investors should also be aware of the following other potential conflicts of interest:

•	none of our officers or directors is required to, nor will he or she, commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among our operations, including our search for an initial business combination, and these other businesses.

•	in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may be required to present such business opportunities to such entities before presenting such opportunity to us.

•	our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by the Termination Date. If we do not consummate our initial business combination within such applicable time period, the proceeds of the sale of the Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Placement Warrants will expire worthless. With certain limited exceptions, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year following the consummation of our initial business combination or (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, all founder shares will be released from the lock-up if (1) the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (2) if after a business combination there is a transaction whereby all of our stockholders have the right to exchange their shares for cash, securities or other property (except as described herein under the section entitled “Principal Stockholders — Restrictions on Transfers of Founder Shares and Placement Warrants”). Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the Placement Warrants.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Milton C. (Todd) Ault, III	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	Executive Chairman of the Board

	Alzamend Neuro, Inc.	Biopharmaceutical company	Director

	RiskOn International, Inc.	Generative artificial intelligence and metaverse platforms	Chairman of the Board and Chief Executive Officer

	Ault & Company, Inc.	Holding company for various investments	Chairman of the Board

	The Singing Machine Company, Inc.	Consumer karaoke	Executive Chairman of the Board

	Avalanche International Corp. (d/b/a MTIX International)	Developer of advanced materials and processing technology for textiles	Executive Chairman of the Board

William B. Horne	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	Chief Executive Officer and Director

	Alzamend Neuro, Inc.	Biopharmaceutical company	Chairman of the Board

	Ault & Company, Inc.	Holding company for various investments	Chief Executive Officer

	Gresham Worldwide, Inc.	manufactures specialized electronic equipment for use in military test and airborne operational applications	Director

	Avalanche International Corp. (d/b/a MTIX International)	Developer of advanced materials and processing technology for textiles	Chief Financial Officer and Director

Henry C.W. Nisser	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	President, General Counsel and Director

	Alzamend Neuro, Inc.	Biopharmaceutical company	Executive Vice President, General Counsel and Director

	RiskOn International, Inc.	Generative artificial intelligence and metaverse platforms	President, General Counsel and Director

	Ault & Company, Inc.	Holding company for various investments	President, General Counsel and Director

	The Singing Machine Company, Inc.	Consumer karaoke	Director

	Avalanche International Corp. (d/b/a MTIX International)	Developer of advanced materials and processing technology for textiles	Executive Vice President and General Counsel

Kenneth S. Cragun	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	Chief Financial Officer

	Alzamend Neuro, Inc.	Biopharmaceutical company	Senior Vice President of Finance

	Verb Technology Company, Inc.	Software company	Director and Chairman of the Audit Committee

	The Singing Machine Company, Inc.	Consumer karaoke	Director

David Katzoff	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	Senior Vice President of Finance

	Alzamend Neuro, Inc.	Biopharmaceutical company	Chief Financial Officer

Mark Nelson	Arctic International LLC	Energy services company	Chief Executive Officer, Director and Owner

	Sockeye Point Marine Services LLC	Marine services company	Managing Director and Owner

	Oasis Group International	Engineering, procurement and construction management company	Director

	Sundance Mine Group LLC	Mining development and production company	Director

Robert Smith	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	Director

	RiskOn International, Inc.	Generative artificial intelligence and metaverse platforms	Director

	Gresham Worldwide, Inc.	manufactures specialized electronic equipment for use in military test and airborne operational applications	Director

Jeffrey Bentz	Ault Alliance, Inc.	Holding company for cryptocurrency, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles assets	Director

	Gresham Worldwide, Inc.	manufactures specialized electronic equipment for use in military test and airborne operational applications	Director

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.
(2)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 9, 2024, by each person, or group of persons, known to us who beneficially owns more than 5% of our capital stock, each named executive officer, each of our directors and all directors and executive officers as a group. As of April 9, 2024, there were 2,942,180 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Placement Warrants as they are not exercisable within 60 days of the date of this Annual Report.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Directors and Officers
Milton C. (Todd) Ault III(2)	2,875,000(3)	97.72%
William B. Horne	-	-
Henry C.W. Nisser	-	-
Kenneth S. Cragun	-	-
David Katzoff	-	-
Jeffrey A. Bentz	-	-
Mark Nelson	-	-
Robert O. Smith	-	-
All officers and directors as a group (eight individuals)	2,875,000	97.72%
5% Stockholders
Ault Disruptive Technologies Company, LLC(2)	2,875,000(3)	97.72%

__________________________

* less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Ault Disruptive Technologies Corporation, 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141.

(2)	Ault Disruptive Technologies Company, LLC, the Sponsor, is the record holder of the securities reported herein. The Sponsor is a wholly owned subsidiary of Ault. Milton C. (Todd) Ault, III is the Executive Chairman of Ault. By virtue of this relationship, Ault and Mr. Ault may be deemed to beneficially own the securities owned directly by the Sponsor. Mr. Ault disclaims any such beneficial interest except to the extent of his pecuniary interest.

(3)	Represents Founder Shares.

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

Prior to the closing of the IPO, our Sponsor loaned us $366,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the date on which we consummated our IPO. The loan was repaid upon the closing of the IPO. The value of our Sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan.

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

Our Sponsor has purchased an aggregate of 7,100,000 Placement Warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,100,000. There are no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares or Placement Warrants, which will expire worthless if we do not consummate a business combination by the Termination Date.

On February 23, 2021, we issued an aggregate of 2,875,000 shares of our common stock to the Sponsor, Ault Disruptive Technologies Company, LLC, for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon effectiveness of the IPO. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Commencing on January 1, 2022, we have been paying Ault, which beneficially owns the majority of our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees.

On December 13, 2022, we received notice from our Sponsor of the Sponsor’s intention to make the First Deposit. The First Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the initial deadline of December 20, 2022 (12 months from the date of the IPO) until March 20, 2023. On March 15, 2023, we received notice from our Sponsor of the Sponsor’s intention to make the Second Deposit. The Second Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the first extension deadline of March 20, 2023 until June 20, 2023. On June 1, 2023, the Sponsor made Deposit payments totaling $2,331,995, including $31,995 of interest, and received 2,300,000 Private Placement Warrants.

On June 30, 2023, we entered into the Line of Credit with Ault, which was subsequently amended, effective as of December 16, 2023, which bears interest at 9.5% per annum. The Line of Credit agreement is for 12 months (unless a credit extension is granted by Ault) and provides for up to an aggregate of $750,000 of advances from the Sponsor under a promissory note. As of December 31, 2023, we had an outstanding principal advance balance of $550,383 and accrued interest of $16,360 under the Line of Credit agreement. The outstanding principal balance of the promissory note will become due and payable five business days after written demand for repayment is made by Ault. We can prepay any advances without penalty or premium upon notice. If any payment is not made within ten (10) days after the date such payment is due, we shall pay Ault a late fee equal to the lesser of (i) five percent (5%) of the amount of such unpaid amount or (ii) the maximum amount permitted to be charged under applicable law. As of the date of this report, we have not received a demand for repayment from Ault.  As of December 31, 2023, there were no Working Capital Loans.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our Company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account, prior to the consummation of our initial business combination:

•	repayment of up to an aggregate of $1,500,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

•	payment of $10,000 per month until such time as the initial business combination has been completed, to Ault, an affiliate of our Sponsor, for office space, utilities and secretarial and administrative support;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the Placement Warrants.

Our Audit Committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Director Independence

The rules of the NYSE American require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). As of the date of this Annual Report, we have four “independent directors” as defined in the NYSE American rules and applicable SEC rules prior to effectiveness of this offering. Our board of directors has determined that each of Messrs. Bentz, Gustafson, Nelson and Smith is an independent director under applicable SEC and NYSE American rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Director	Independent	Audit Committee Member	Nominating and Governance Committee	Compensation Committee

Milton C. Ault III	No
William B. Horne	No
Henry Nisser	No
Jeffrey A. Bentz	Yes	X	X	C
Mark Nelson	Yes	X	C
Robert O. Smith	Yes	C	X	X

____________

C – Chairman of committee

X – Member of committee

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP (“Marcum”) serves as our independent registered public accounting firm for the years ended December 31, 2023 and 2022.

Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in this Annual Report for the respective periods, and other required filings with the SEC for the years ended December 31, 2023 and 2022, totaled approximately $184,885 and $159,135, respectively. The above amounts include interim procedures and audit fees as well as attendance at Audit Committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the years ended December 31, 2023 and 2022, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certification of Incorporation. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 3.1 thereto.
3.2	Amended and Restated Certificate of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 3.1 thereto.
3.3	By-Laws. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 3.3 thereto.
3.4	Amendment to Amended and Restated Certificate of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on June 16, 2023, as Exhibit 3.1 thereto.
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on February 16, 2024, as Exhibit 3.1, thereto.
4.1	Specimen Unit Certificate. Incorporated herein by reference to the Registration Statement on Amendment No. 1 to Form S-1 filed on December 8, 2021, as Exhibit 4.1 thereto.
4.2	Specimen Common Stock Certificate. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 4.2 thereto.
4.3	Specimen Warrant Certificate. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 4.3 thereto.
4.4	Warrant Agreement, dated as of December 15, 2021, by and among the Company and Continental Stock Transfer & Trust Company, as warrant agent. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 4.1 thereto.
4.5	Description of Capital Stock. Incorporated herein by reference to the Annual Report on Form 10-K filed on April 15, 2022, as Exhibit 4.5 thereto.
10.1	Letter Agreement, dated as of December 15, 2021, by and among the Company, the Sponsor and A.G.P./Alliance Global Partners. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.1 thereto.
10.2	Investment Management Trust Agreement, dated as of December 15, 2021, by and among the Company and Continental Stock Transfer & Trust Company, as trustee. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.2 thereto.
10.3	Registration Rights Agreement, dated as of December 15, 2021, by and among the Company, the Sponsor and certain other security holders of the Company. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.3 thereto.
10.4	Securities Subscription Agreement, dated February 23, 2021, between the Registrant and Ault Disruptive Technologies Company, LLC. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 10.4 thereto.
10.5	Private Placement Warrant Purchase Agreement, dated as of December 15, 2021, by and among the Company and the Sponsor. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.4 thereto.
10.6	Form of Indemnity Agreement, dated as of December 15, 2021, by and among the Company and each of the officers and directors of the Company. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.5 thereto.
10.7	Administrative Support Agreement, dated as of November 4, 2021, by and among the Company and BitNile Holdings, Inc. (now known as Ault Alliance, Inc.) Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 10.6 thereto.
10.8	Promissory Note, dated as of June 30, 2021, issued to the Sponsor. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 10.8 thereto.
14.1	Form of Code of Ethics. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 14.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY

None.

FINANCIAL STATEMENTS

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Ault Disruptive Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ault Disruptive Technologies Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 , in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses on or before December 20, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to December 20, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond December 20, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Houston, Texas

April 11, 2024

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$163,235	$206,527
Prepaid expenses	10,873	391,443
Cash and marketable securities held in Trust Account	-	118,193,123
Total current assets	174,108	118,791,093
Prepaid expenses, non-current	-	10,873
Cash and marketable securities held in Trust Account	2,200,308	-
Deferred tax asset, noncurrent	-	27,062
Total Assets	$2,374,416	$118,829,028
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$256,937	$60,952
Accrued expenses	48,985	200,000
Accrued excise tax	1,200,638	-
Income tax payable	132,353	285,003
Related party note payable	550,383	-
Common stock subject to possible redemption, 11,500,000 shares at redemption value as of December 31, 2022(1)	-	117,800,181
Total current liabilities	2,189,296	118,346,136
Deferred underwriting commissions	3,450,000	3,450,000
Total liabilities	5,639,296	121,796,136
Commitments		-
Common stock subject to possible redemption, 188,875 shares at redemption value as of December 31, 2023(1)	2,201,557	-
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 188,875 and 11,500,000 shares subject to possible redemption) as of December 31, 2023 and December 31, 2022, respectively	2,875	2,875
Accumulated deficit	(5,469,312)	(2,969,983)
Total stockholders’ deficit	(5,466,437)	(2,967,108)
Total Liabilities, Commitments and Stockholders’ Deficit	$2,374,416	$118,829,028
(1)	Redemption value is net of amounts eligible to be withdrawn from Trust Account to pay franchise and income taxes.

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	For the Year ended	For the Year ended
	December 31, 2023	December 31, 2022
Operating costs	$1,301,104	$1,396,032
Loss from operations	(1,301,104)	(1,396,032)
Other income:
Income from investments held in Trust Account	2,590,357	1,682,956
Interest expense, net	(16,323)	(7,375)
Total other income, net	2,574,034	1,675,581
Net income before income taxes	1,272,930	279,549
Provision for income taxes	438,412	407,941
Net income (loss)	$834,518	$(128,392)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	5,550,038	11,500,000
Basic and diluted net income (loss) per share attributable to common stock subject to redemption	$0.10	$(0.01)
Basic and diluted weighted average shares outstanding, common stock	2,875,000	2,875,000
Basic and diluted net income (loss) per share attributable to common stockholders	$0.10	$(0.01)

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	2,875,000	$2,875	$-	$(2,969,983))	$(2,967,108)
Remeasurement adjustment on redeemable common stock, net(1)	-	-	-	(2,133,209)	(2,133,209)
Excise tax imposed on common stock redemptions	-	-	-	(1,200,638)	(1,200,638)
Net income	-	-	-	834,518	834,518
Balance as of December 31, 2023	2,875,000	$2,875	$-	$(5,469,312)	$(5,466,437)
(1)	Remeasurement adjustment is net of amounts eligible to be withdrawn from Trust Account to pay franchise and income taxes for the period.

For the year ended December 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit (1)	Deficit
Balance as of January 1, 2022	2,875,000	$2,875	$-	$(1,766,410)	$(1,763,535)
Remeasurement adjustment on redeemable common stock, net(1)	-	-	-	(1,075,181)	(1,075,181)
Net loss	-	-	-	(128,392)	(128,392)
Balance as of December 31, 2022	2,875,000	$2,875	$-	$(2,969,983)	$(2,967,108)
(1)	Remeasurement adjustment is net of amounts eligible to be withdrawn from Trust Account to pay franchise and income taxes for the period.

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income (loss)	$834,518	$(128,392)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(2,590,357)	(1,682,956)
Changes in current assets and current liabilities:
Prepaid expenses	391,443	367,684
Accounts payable	195,985	(112,438)
Accrued expenses	(151,014)	(559,991)
Income tax payable	(125,588)	257,941
Net cash used in operating activities	(1,445,013)	(1,858,152)
Cash flows from investing activities:
Extension payments deposited into Trust Account	(2,300,000)	-
Extension fee interest payments deposited into Trust Account	(31,995)	-
Cash withdrawn from Trust Account for tax obligations	851,338	215,000
Cash withdrawn from Trust Account in connection with redemptions	120,063,828	-
Net cash provided by investing activities	118,583,171	215,000
Cash flows from financing activities:
Proceeds from related party notes payable	550,383	-
Proceeds from extension fees	2,300,000	-
Proceeds from extension fee interest accrued	31,995	-
Payment from Trust Account in connection with redemption	(120,063,828)	-
Net cash used in financing activities	(117,181,450)	-

Net change in cash	(43,292)	(1,643,152)
Cash, beginning of the period	206,527	1,849,679
Cash, end of the period	$163,235	$206,527

Supplemental non-cash investing and financing activities:
Excise tax liability accrued for common stock redemptions	$1,200,638	$-
Remeasurement of common stock subject to possible redemption	$2,133,209	$1,075,181
Supplemental cash flow information:
Income taxes paid	$564,000	$150,000

The accompanying notes are an integral part of these financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Organization

Ault Disruptive Technologies Corporation (the “Company,” “we,” or “our”) is a blank check company organized on February 22, 2021, under the laws of the State of Delaware. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“initial business combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a business combination, the Company intends to focus on companies with innovative and emerging technologies, products or services in the United States.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 22, 2021 through December 31, 2023, related to the Company’s formation, the initial public offering (“IPO” or “Public Offering”) described below and the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate nonoperating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Ault Disruptive Technologies Company, LLC, a Delaware limited liability company (the “Sponsor”) that is a wholly owned subsidiary of Ault Alliance, Inc., a Delaware corporation (NYSE American: AULT) (“Ault”).

Financing

The registration statement for the Company’s IPO was declared effective on December 15, 2021 (the “Effective Date”). On December 20, 2021, the Company consummated its IPO of 10,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one share of common stock, par value $0.001 per share (“common stock”), and three-fourths of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. On December 20, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 11,500,000 and generated gross proceeds of $115,000,000.

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

Transaction costs related to the IPO amounted to $6,297,333 consisting of $2,513,333 of underwriting commissions, $3,000,000 of deferred underwriting commissions, and $784,000 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $825,000 in transaction costs for aggregate transaction costs of $7,122,333 consisting of $2,888,333 of underwriting commissions, $3,450,000 of deferred underwriting commissions and $784,000 of other offering costs. In addition, $1,849,679 of cash was held outside of Trust Account (as defined below) and used for working capital purposes.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.

The Company must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned in Trust Account) at the time of signing a definitive agreement in connection with the initial business combination. However, the Company will complete the initial business combination only if the post-business combination company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a business combination successfully.

On December 13, 2022, the Company received notice from the Sponsor of the Sponsor’s intention to deposit $1,150,000 into the trust account established in connection with the Company’s initial public offering (the “First Deposit”). The First Deposit was required to extend the period of time the Company will have to consummate its initial business combination by three months from the initial deadline of December 20, 2022 until March 20, 2023. When the Sponsor made the First Deposit, it will receive 1,150,000 private placement warrants in connection with the First Deposit.

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

On June 15, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved two proposals amending the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to (i) extend the date by which the Company must complete an initial business combination from June 20, 2023 to September 20, 2023 (“Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Charter Extension Date to consummate an initial business combination on a monthly basis up to five times by an additional one month each time after September 20, 2023, upon the request by the Sponsor, and approval by the Company’s board of directors until February 20, 2024 or a total of up to eight months, unless the closing of an initial business combination shall have occurred prior thereto and (ii) delete (a) the limitation that the Company shall not consummate an initial business combination if it would cause the Company’s net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (or any successor rule)) to be less than $5,000,0001 following such redemptions and (b) the limitation that the Company shall not redeem public shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions (collectively, the “Charter Amendment”).

On February 15, 2024, the Company held a special meeting of stockholders (the “Second Special Meeting”). At the Second Special Meeting, a proposal to amend the Certificate of Incorporation to extend the Termination Date by which the Company must consummate a business combination from February 20, 2024 to December 20, 2024 (the date that is 36 months from the closing date of the IPO) (the “Termination Date”) was passed.

Trust Account

Following the closing of the IPO on December 20, 2021, $116,725,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (“Trust Account”). This amount was comprised of $10.15 per Unit for the 11,500,000 Units sold in the IPO. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $116,725,000 was held in Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the consummation of the Company's initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemptions in connection with the Company's initial business combination or certain amendments to its charter prior thereto or to redeem 100% of the Company's public shares if the Company does not consummate its initial business combination by the Termination Date or (B) with respect to any other provision relating to stockholders' rights or pre-initial business combination activity; or (iii) absent an initial business combination by the Termination Date, the Company's return of the funds held in Trust Account to its public stockholders as part of its redemption of the public shares.

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

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their common stock upon the completion of the initial business combination, regardless of whether such shareholder votes on such proposed business combination, and if they do vote, regardless of whether they vote for or against such proposed business combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in Trust Account is currently anticipated to be $10.35 per public share.

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

All common stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity, (“ASC Topic 480”). In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination. Following the Second Special Meeting, the Company’s amended and restated certificate of incorporation provides that the Company will have until the Termination Date to consummate its initial business combination. If the Company has not consummated an initial business combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in Trust Account, including interest earned on the funds held in Trust Account and not previously released to the Company to pay its franchise and income taxes, if any (less up to $50,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial business combination within the Combination Period.

The Sponsor and each member of its management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (defined in Note 7), Private Placement Warrants and Public Shares held by them (ii) to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of common stock the right to have their shares redeemed in connection with the initial business combination or to redeem 100% of the public shares if the Company does not complete the initial business combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of shares of common stock or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from Trust Account with respect to any Founder Shares and Private Placement Warrants they hold if the Company fails to consummate an initial business combination within Combination Period (although they will be entitled to liquidating distributions from Trust Account with respect to any public shares they hold if the Company fails to complete the initial business combination within the prescribed time frame).

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Warrants if the Company fails to consummate a business combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Public Offering, such Public Shares will be entitled to liquidating distributions from Trust Account if the Company fails to consummate a business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) in the event the Company does not consummate a business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.35 per Public Share).

In order to protect the amounts held in Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in Trust Account to below the lesser of (1) $10.35 per public share, and (2) the actual amount per Public Share held in Trust Account as of the date of the liquidation of Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses, or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in Trust Account.

Liquidity and Going Concern

As of December 31, 2023, the Company had cash of $163,235 held outside of Trust Account, of which $157,339 that has yet to be remitted to tax authorities, and a working capital deficit of $2,015,188. As of December 31, 2023 and 2022, the Company had marketable securities held in Trust Account of $2,200,308 and $118,193,123, respectively, consisting of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended which invest only in direct U.S. government treasury obligations. Investment and interest income on the balance in the Trust Account may be used by us to pay taxes. Approximately $2,590,357 and $1,682,956 of income from investments held in Trust Account was earned during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and December 31, 2022, the Company withdrew $851,338 and $215,000, respectively, of investment income from Trust Account to pay its income and franchise tax obligations. The prepaid balance of $10,873 primarily consists of prepaid directors and officers insurance attributed to the Company’s two-year policy.

On June 1, 2023, the Sponsor made deposit payments totaling $2,331,995, including $31,995 of interest, for previously elected extensions of the period the Company had to consummate its initial business combination by six months from the initial deadline of December 20, 2022, until June 20, 2023, and received 2,300,000 Private Placement Warrants. The Company’s Sponsor currently holds 9,400,000 Private Placement Warrants (consisting of the private placement of 6,500,000 warrants upon consummation of the IPO, the underwriters’ over-allotment option of 600,000 that was fully exercised on December 20, 2021, and the required outstanding deposit payment of $2,300,000 to purchase 2,300,000 Private Placement Warrants, related to the Company’s extension of the time it had to consummate an initial business combination.

On June 30, 2023, Company entered into a line of credit agreement with Ault. (See “Note 5- Related Party Transactions”) As of December 31, 2023, Company had borrowed approximately $550,000 and incurred interest of approximately $16,000. As of December 31, 2023, Company had not received a demand for repayment from Ault.

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

It is uncertain that we will be able to consummate an initial business combination within 12 months from the issuance date of these financial statements or obtain additional working capital loans from the sponsor. If an initial business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through working capital loans and through consummation of a potential business combination. There is no assurance that working capital loans will be available to us or that our plans to consummate an initial business combination will be successful.

Risks and Uncertainties

The Company has a limited operating history and has not yet generated revenue from intended operations. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions, including but not limited to, credit risk, changes to regulations governing the Company’s industry, and the outbreak or escalation of wars including, but not limited to, conflicts between Russia and Ukraine and between Israel and Hamas, and the relationship between China and the U.S. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On December 27, 2022, the Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the excise tax that may be relied upon until the Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, such as ours, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply). Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with our initial business combination or in the event we do not consummate our initial business combination by the Termination Date, we would not expect the excise tax to apply to redemptions of our public shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to our charter or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our charter or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination. As of December 31, 2023, we recognized approximately $1,200,638 in excise tax payable related to share redemptions.

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

Common Stock Subject to Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times shares of common stock will be classified as shareholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 11,500,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet at December 31, 2022.

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

As of December 31, 2023 and 2022, the shares of common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(4,312,500)
Issuance costs allocated to common stock	(6,866,913)
Plus:
Remeasurement of carrying value to redemption value	$13,979,594
Common stock subject to possible redemption as of December 31, 2022	117,800,181
Less:
Redemptions of common stock	(120,063,828)
Plus:
Remeasurement of carrying value to redemption value	2,133,209
Extension proceeds paid by the Sponsor	2,331,995
Common Stock subject to possible redemption as of December 31, 2023	$2,201,557

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $163,235 and $206,527 in cash and no cash equivalents as of December 31, 2023 and 2022, respectively. As of December 31, 2023, $157,339 has yet to be remitted to tax authorities.

Marketable Securities Held in Trust Account

At December 31, 2023 and 2022, funds held in the Trust Account included $2,200,308 and $118,193,123, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC Topic 820 (as defined below). The funds were invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the year ended December 31, 2023, the Company withdrew $851,338 of income from the Trust Account to pay its tax obligations. Additionally, during the year ended December 31, 2023, the Company withdrew $120,063,828 in relation to common stock redemptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Offering Costs associated with the IPO

The Company complies with the requirements of ASC Topic 340-10-S99-1, Other Assets and Deferred Costs, and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs associated with warrants and shares of common stock not subject to redemption are charged to shareholders’ deficit. The Company incurred offering costs amounting to $6,297,333 consisting of $2,513,333 of underwriting commissions, $3,000,000 of deferred underwriting commissions, and $784,000 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $825,000 in transaction costs for aggregate transaction costs of $7,122,333 consisting of $2,888,333 of underwriting commissions, $3,450,000 of deferred underwriting commissions and $784,000 of other offering costs.

Warrant Instruments

The Company accounted for the 8,625,000 Public Warrants and the 7,100,000 Private Placement Warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in ASC Topic 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considered whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, as well as other conditions, for equity classification. The Public and Private Placement Warrants met the criteria for equity classification.

Net Loss per Share of Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. At December 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Common Stock Subject to Redemption	Non- Redeemable Common Stock	Common Stock Subject to Redemption	Non- Redeemable Common Stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$549,743	$284,775	$(102,714)	$(25,678)
Denominator:
Basic and diluted weighted average shares outstanding	5,550,038	2,875,000	11,500,000	2,875,000

Basic and diluted net income (loss) per share of common stock	$0.10	$0.10	$(0.01)	$(0.01)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company assesses its income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company’s policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022.

The Company files income tax returns in the U.S. federal jurisdiction. All tax periods since Inception remain open to examination by the taxing jurisdictions to which the Company is subject.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (ASC 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, (ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. For public business entities, ASU No. 2022-03 is effective for fiscal years beginning after Dec. 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after Dec. 15, 2024, and interim periods within those fiscal years. The Company’s management does not believe that the adoption of ASU 2202-03 will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

As an emerging growth company, we are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We can delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Following the closing of the IPO on December 20, 2021, $116,725,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into Trust Account. This amount was comprised of $10.15 per Unit for the 11,500,000 Units sold in the IPO. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $116,725,000 ($10.15 per Unit) was placed in a Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 — Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,500,000 Private Placement Warrants (7,100,000 Private Placement Warrants when the underwriters’ over-allotment option was fully exercised on December 20, 2021), each exercisable to purchase one share of common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant. The sale of the Private Placement Warrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,100,000. Additionally,  2,300,000Private Placement Warrants were issued in relation to the extension payments, at a price of $1.00 per warrant, for an aggregate purchase price of $9,400,000. Each Private Placement Warrant is identical to the Public Warrants, except as described below. There will be no redemption rights or liquidating distributions from Trust Account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate a Business Combination by the Termination Date.

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

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021, the Company issued the Sponsor an aggregate of 2,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year following the date of the consummation of the Company’s initial business combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination or (2) if after a business combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property. The Sponsor did not transfer, assign or sell any of the Founder shares during fiscal years 2023 or 2022.

Private Placement Warrants

The Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants, which includes the purchase of 6,500,000 Private Placement Warrants simultaneously with the closing of the IPO, 600,000 Private Placement Warrants purchased by the Sponsor to account for the underwriters’ exercise of the over-allotment option, and 2,300,000Private Placement Warrants issued in relation to the extension payments, at a price of $1.00 per warrant, for an aggregate purchase price of $9,400,000. Each Private Placement Warrant is identical to the Public Warrants, except as described below. There will be no redemption rights or liquidating distributions from Trust Account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate a Business Combination by the Termination Date.

Administrative Services Agreement

The Sponsor, through the earlier of the Company’s consummation of a Business Combination and its liquidation, makes available to the Company certain general and administrative services, including office space, utilities, and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. The Company incurred $120,000 in operating cost associated with the administrative service fees for each of the fiscal years 2023 and 2022.

Line of Credit

On June 30, 2023, we entered into a line of credit agreement (the “Line of Credit”) with Ault, which was subsequently amended, effective as of December 16, 2023, which bears interest at 9.5% per annum. The Line of Credit agreement is for 12 months (unless a credit extension is granted by Ault) and provides for up to an aggregate of $750,000 of advances from the Sponsor under a promissory note. As of December 31, 2023, we had an outstanding principal advance balance of $550,383 and accrued interest of $16,360 under the Line of Credit agreement. The outstanding principal balance of the promissory note will become due and payable five business days after written demand for repayment is made by Ault. We can prepay any advances without penalty or premium upon notice. If any payment is not made within ten (10) days after the date such payment is due, we shall pay Ault a late fee equal to the lesser of (i) five percent (5%) of the amount of such unpaid amount or (ii) the maximum amount permitted to be charged under applicable law. As of the date of this report, we have not received a demand for repayment from Ault.

Note 6 — Commitments and Contingencies

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

In addition, $3,000,000 is payable to the underwriters for deferred underwriting commissions related to the Units sold in the IPO. Following the exercise of the underwriters’ over-allotment option on December 20, 2021, the underwriters earned an additional $450,000 for an aggregate of $3,450,000 in deferred underwriting commissions related to the IPO and over-allotment. The deferred underwriting commission will become payable to the underwriters from the amounts held in Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Excise Tax

In connection with the votes to approve the Charter Amendment, 11,311,125 shares of common stock of the Company were tendered for redemption at a per-share price of $10.61 for an aggregate redemption amount of approximately $120,063,828. As such, the Company has recorded a 1% excise tax liability in the amount of $1,200,638 on the balance sheet as of December 31, 2023. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur.

Note 7 — Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2023 and 2022, there were 2,875,000 shares of common stock outstanding, excluding 188,875 and 11,500,000 shares of common stock subject to possible redemption issued as of December 31, 2023 and December 31, 2022, respectively.

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

The Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants, which includes the purchase of 6,500,000 Warrants simultaneously with the closing of the IPO, 600,000 Warrants purchased by the Sponsor to account for the underwriters’ exercise of the over-allotment option, and 2,300,000 Warrants issued in relation to the extension payments, at a price of $1.00 per warrant, for an aggregate purchase price of $9,400,000. Each Private Placement Warrant is identical to the Public Warrants, except as described below. There will be no redemption rights or liquidating distributions from Trust Account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate a Business Combination by the Termination Date.

All of the warrants relating to the IPO are financial instruments that are classified as equity in accordance with ASC Topic 815.

NYSE Regulation Notice of Noncompliance

On July 19, 2023, the Company received a letter (the “Letter”) from the staff of NYSE of the New York Stock Exchange (“NYSE”) indicating that the Company is not currently in compliance with (i) Section 1003(b)(i)(A) of NYSE American LLC (“NYSE American”) Company Guide (the “Company Guide”), which requires the Company to maintain a minimum of 200,000 shares publicly held on a continuous basis (the “Minimum Public Float”), and (ii) Section 1003(b)(i)(B) of the Company Guide, which requires the Company to maintain a minimum of 300 public stockholders on a continuous basis (the “Minimum Public Holders”).

On August 18, 2023, the Company submitted a plan of compliance (the “Plan”) to NYSE American addressing how it intends to regain compliance with these requirements by December 20, 2024. On September 27, 2023, the Company received notice from NYSE American that it had accepted the Plan and granted a Plan period until December 20, 2024, in order to regain compliance. The Company’s progress toward regaining compliance is subject to periodic review by NYSE American, including quarterly monitoring for compliance with the initiatives outlined in the Plan. However, there can be no assurance that the Company will be able to satisfy NYSE American’s continued listing requirements, regain compliance with the Minimum Public Float and Minimum Public Holders requirements, or maintain compliance with the other listing requirements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$2,200,308	$2,200,308	$-	$-
Total	$2,200,308	$2,200,308	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$118,193,123	$118,193,123	$-	$-
Total	$118,193,123	$118,193,123	$-	$-

There were no transfers between Levels 1, 2 or 3 for the period during fiscal years ending December 31, 2023 or December 31, 2022.

Note 9 — Income Tax

The Company’s net deferred tax assets were as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset
Formation costs	$453,686	$337,978
Deferred transaction costs	67,697	-
State taxes	-	27,062
Federal net operating loss	-	-
Total deferred tax asset	521,383	365,040
Valuation allowance	(521,383)	(337,978)
Deferred tax asset, net of allowance	$-	$27,062

The income tax provision consisted of the following:

	For the Year Ended December 31, 2023	For the Year December 31, 2022
Federal
Current	$540,218	$306,135
Deferred	(263,110)	(252,071)
State
Current	(128,868)	128,868
Deferred	106,767	(106,767)
Change in valuation allowance	183,405	331,776
Income tax provision	$438,412	$407,941

As of December 31, 2023, the Company has no available U.S. federal and state net operating loss carryovers.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. For the year ended December 31, 2023 and December 31, 2022, the valuation allowance was $521,383 and $337,978, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022

Statutory federal income tax rate	21.00%	21.00%
State tax	(1.37%)	6.25%
Permanent adjustments	-	-
Other	0.40%	-
Change in valuation allowance	14.41%	118.68%
Income tax provision	34.44%	145.93%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based on this, other than those discussed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 20, 2024, we received a written request from the Sponsor to extend the period of time needed to consummate the initial business combination from January 20, 2024 to February 20, 2024.

As mentioned in Note 1. “Initial Business Combination”, the Company held a Second Special Meeting at which a proposal to amend the Certificate of Incorporation and extend the Termination Date by which the Company must consummate a business combination from February 20, 2024 to December 20, 2024 (the date that is 36 months from the closing date of the IPO) was passed.

In connection with the Second Special Meeting, the Company redeemed 121,695 shares from its public stockholders at a redemption price of approximately $11.61 per share. There are 2,942,180 non-redeemed shares remaining as of the date of this annual report, of which 2,875,000 are held by the Sponsor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 11, 2024

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

NAME	POSITION	DATE

/s/ Milton C. (Todd) Ault, III	Chairman of the Board and Director	April 11, 2024
Milton C. (Todd) Ault, III

/s/ William B. Horne	Chief Executive Officer and Director	April 11, 2024
William B. Horne	(principal executive officer)

/s/ Henry C.W. Nisser	President, General Counsel and Director	April 11, 2024
Henry C.W. Nisser

/s/ Jeffrey A. Bentz	Director	April 11, 2024
Jeffrey A. Bentz

/s/ Mark Nelson	Director	April 11, 2024
Mark Nelson

/s/ Robert O. Smith	Director	April 11, 2024
Robert O. Smith

73