Form 10-Q
period 2024-03-31
Ault Disruptive Technologies Corp
filed 2024-05-20
CIK 1864032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 17, 2024, there were 2,942,180 outstanding shares of the registrant’s common stock, $0.001 par value per share, of which 67,180 shares are subject to possible redemption.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash	$134,548	$163,235
Prepaid expenses	63,750	10,873
Total current assets	198,298	174,108
Cash and marketable securities held in Trust Account	794,457	2,200,308
Deferred tax asset, noncurrent	969	-
Total Assets	$993,724	$2,374,416
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$212,886	$256,937
Accrued expenses	110,882	48,985
Accrued excise tax	1,214,906	1,200,638
Income tax payable	133,080	132,353
Related party note payable	887,743	550,383
Total current liabilities	2,559,497	2,189,296
Deferred underwriting commissions	3,450,000	3,450,000
Total liabilities	6,009,497	5,639,296
Commitments
Common stock subject to possible redemption, 67,180 shares and 188,875 shares at redemption value as of March 31, 2024 and December 31, 2023, respectively(1)	789,888	2,201,557
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 67,180 and 188,875 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	2,875	2,875
Accumulated deficit	(5,808,536)	(5,469,312)
Total stockholders’ deficit	(5,805,661)	(5,466,437)
Total Liabilities, Commitments and Stockholders’ Deficit	$993,724	$2,374,416

(1)	Redemption value is net of amounts eligible to be withdrawn from Trust Account to pay franchise and income taxes.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating costs	$314,958	$358,888
Loss from operations	(314,958)	(358,888)
Other income (expense):
Income from investments held in Trust Account	20,963	1,253,403
Interest expense, net	(16,058)	-
Total other income, net	4,905	1,253,403
Net (loss) income before income taxes	(310,053)	894,515
Provision for income taxes	(242)	338,843
Net (loss) income	$(309,811)	$555,672

Weighted average shares outstanding, common stock subject to redemption	135,383	11,500,000
Basic and diluted net (loss) income per share attributable to common stock subject to redemption	$(0.10)	$0.04
Weighted average shares outstanding, common stock	2,875,000	2,875,000
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.10)	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit (1)	Deficit
Balance as of January 1, 2024	2,875,000	$2,875	$-	$(5,469,312)	$(5,466,437)
Remeasurement adjustment on redeemable common stock, net (1)	-	-	-	(15,145)	(15,145)
Excise tax imposed on common stock redemptions	-	-	-	(14,268)	(14,268)
Net loss	-	-	-	(309,811)	(309,811)
Balance as of March 31, 2024	2,875,000	$2,875	$-	$(5,808,536)	$(5,805,661)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit (1)	Deficit
Balance, January 1, 2023	2,875,000	$2,875	$-	$(2,969,983)	$(2,967,108)
Remeasurement adjustment on redeemable common stock	-	-	-	(872,023)	(872,023)
Net income	-	-	-	555,672	555,672
Balance, March 31, 2023	2,875,000	$2,875	$-	$(3,286,334)	$(3,283,459)

(1)	Remeasurement adjustment is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes for the period.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Month Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(309,811)	$555,672
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from investments held in Trust Account	(20,963)	(1,253,403)
Changes in current assets and current liabilities:
Prepaid expenses	(52,877)	97,859
Accounts payable	(58,319)	75,324
Accrued expenses	76,165	-
Income tax payable	(242)	188,843
Net cash used in operating activities	(366,047)	(335,705)
Cash flows from investing activities:
Cash withdrawn from Trust Account for tax obligations	-	192,339
Cash withdrawn from Trust Account in connection with redemptions	1,426,814	-
Net cash provided by investing activities	1,426,814	192,339
Cash flows from financing activities:
Proceeds from related party notes payable	337,360	-
Payment from Trust Account in connection with redemptions	(1,426,814)	-
Net cash used in financing activities	(1,089,454)	-

Net change in cash	(28,687)	(143,366)
Cash, beginning of the period	163,235	206,527
Cash, end of the period	$134,548	$63,161

Supplemental non-cash investing and financing activities:
Excise tax liability arising from redemption of Common Stock	$14,268	$-
Remeasurement of common stock subject to possible redemption	$(15,145)	$872,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization

Ault Disruptive Technologies Corporation (the “Company,” “we,” or “our”) is a blank check company organized on February 22, 2021, under the laws of the State of Delaware. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“initial business combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating an initial business combination, the Company intends to focus on companies with innovative and emerging technologies, products or services.

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 22, 2021 through March 31, 2024, related to the Company’s formation, the initial public offering (“IPO” or “Public Offering”) described below and the search for a an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate nonoperating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Ault Disruptive Technologies Company, LLC, a Delaware limited liability company (the “Sponsor”) that is a wholly owned subsidiary of Ault Alliance, Inc., a Delaware corporation (NYSE American: AULT) (“Ault”).

Financing

The registration statement for the Company’s IPO was declared effective on December 15, 2021 (the “Effective Date”). On December 20, 2021, the Company consummated its IPO of 10,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one share of common stock, par value $0.001 per share (“common stock”), and three-fourths of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. On December 20, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 11,500,000 and generated gross proceeds of $115,000,000.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating the initial business combination.

The Company must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned in the Trust Account) at the time of signing a definitive agreement in connection with the initial business combination. However, the Company will complete the initial business combination only if the post-business combination company in which its public stockholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a business combination successfully.

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

Trust Account

Following the closing of the IPO on December 20, 2021, $116,725,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.15 per Unit for the 11,500,000 Units sold in the IPO. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $116,725,000 was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the consummation of the Company's initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemptions in connection with the Company's initial business combination or certain amendments to its charter prior thereto or to redeem 100% of the Company's public shares if the Company does not consummate its initial business combination by the Termination Date or (B) with respect to any other provision relating to stockholders' rights or pre-initial business combination activity; or (iii) absent an initial business combination by the Termination Date, the Company's return of the funds held in the Trust Account to its public stockholders as part of its redemption of the public shares.

If the Company is unable to consummate its initial business combination, the Company's public stockholders may receive only approximately $10.35 per public share on the liquidation of the Trust Account and its Warrants will expire worthless.

The Company will provide holders (the “Public Stockholders”) of its common stock sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by the Company, solely at its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement.

The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their common stock upon the completion of the initial business combination, regardless of whether such stockholder votes on such proposed business combination, and if they do vote, regardless of whether they vote for or against such proposed business combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is currently anticipated to be $10.35 per public share.

The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the initial business combination with respect to the Company’s warrants. Further, the Company will not proceed with redeeming the Public Shares, even if a Public Stockholders has properly elected to redeem its shares if a business combination does not close.

All common stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity, (“ASC Topic 480”). In such case, the Company will proceed with a business combination if the Company seeks stockholder approval and a majority of the issued and outstanding shares voted are voted in favor of the business combination. Following the Second Special Meeting, the Company’s Certificate of Incorporation provides that the Company will have until the Termination Date to consummate its initial business combination. If the Company has not consummated an initial business combination by the Termination Date, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, if any (less up to $50,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial business combination by the Termination Date.

The Sponsor and each member of its management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (defined in Note 7), Private Placement Warrants and Public Shares held by them (ii) to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of common stock the right to have their shares redeemed in connection with the initial business combination or to redeem 100% of the public shares if the Company does not complete the initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of shares of common stock or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Warrants they hold if the Company fails to consummate an initial business combination by the Termination Date (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial business combination within the prescribed time frame).

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Warrants if the Company fails to consummate a business combination by the Termination Date. However, if the Sponsor acquires Public Shares in or after the Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to consummate a business combination by the Termination Date. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) in the event the Company does not consummate a business combination by the Termination Date and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.35 per Public Share).

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

Liquidity and Going Concern

As of March 31, 2024, the Company had cash of $134,458 held outside of the Trust Account, of which $123,129 has yet to be remitted to tax authorities, and a working capital deficit of $2,361,199. As of March 31, 2024 and December 31, 2023, the Company had marketable securities held in the Trust Account of approximately $794,457 and $2,200,308, respectively, consisting of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended which invest only in direct U.S. government treasury obligations. Investment and interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2024 a $20,963 of income from investments held in the Trust Account was earned.

In order to finance transaction costs in connection with the initial business combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our common stock upon the consummation of our initial business combination, subject to the limitations described herein.

It is uncertain that we will be able to consummate an initial business combination within 12 months from the issuance date of these financial statements or obtain working capital loans from the Sponsor. If an initial business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through working capital loans and through consummation of a potential initial business combination. There is no assurance that working capital loans will be available to us or that our plans to consummate an initial business combination will be successful.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholder from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to our charter or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our charter or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination. As of December 31, 2023, we recognized approximately $1,200,638 in excise tax payable related to share redemptions. During the three months ended March 31, 2024, we recognized an additional $14,268 in excise tax payable related to share redemptions of 121,695 shares. As of March 31, 2024, have recognized $1,214,906 in excise tax payable.

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

Common Stock Subject to Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times shares of common stock will be classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 67,180 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet at March 31, 2024.

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

As of March 31, 2024 and December 31, 2023, the shares of common stock reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to possible redemption as of January 1, 2023	$117,800,181
Less:
Redemptions of common stock	(120,063,828)
Plus:
Remeasurement of carrying value to redemption value	2,133,209
Extension proceeds paid by the Sponsor	2,331,995
Common stock subject to possible redemption as of December 31, 2023	2,201,557
Less:
Redemptions of common stock	(1,426,814)
Plus:
Remeasurement of carrying value to redemption value	15,145
Common stock subject to possible redemption as of March 31, 2024	$789,888

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $134,548 and $163,235 in cash and no cash equivalents as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, $123,129 and $157,339, respectively, have yet to be remitted to tax authorities.

Marketable Securities Held in Trust Account

At March 31, 2024 and December 31, 2023, funds held in the Trust Account included $794,457 and $2,200,308, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC Topic 820 (as defined below). The funds were invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the three months ended March 31, 2024, the Company withdrew $1,426,814 in relation to common stock redemptions.

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

Offering Costs Associated with the IPO

The Company complies with the requirements of ASC Topic 340-10-S99-1, Other Assets and Deferred Costs, and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs associated with warrants and shares of common stock not subject to redemption are charged to stockholders’ deficit. The Company incurred offering costs amounting to $6,297,333 consisting of $2,513,333 of underwriting commissions, $3,000,000 of deferred underwriting commissions, and $784,000 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $825,000 in transaction costs for aggregate transaction costs of $7,122,333, consisting of $2,888,333 of underwriting commissions, $3,450,000 of deferred underwriting commissions and $784,000 of other offering costs.

Warrant Instruments

The Company accounted for the 8,625,000 Public Warrants and the 9,400,000 Private Placement Warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in ASC Topic 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considered whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, as well as other conditions, for equity classification. The Public and Private Placement Warrants met the criteria for equity classification.

Net (Loss) Income per Share of Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. At March 31, 2024 and 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common share:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Common Stock Subject to Redemption	Non- Redeemable Common Stock	Common Stock Subject to Redemption	Non- Redeemable Common Stock
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income	$(13,933)	$(295,878)	$444,438	$111,134
Denominator:
Basic and diluted weighted average shares outstanding	135,383	2,875,000	11,500,000	2,875,000

Basic and diluted net (loss) income per share of common stock	$(0.10)	$(0.10)	$0.04	$0.04

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

The Company’s effective tax rate (“ETR”) from operations was 0.1% and 38% for the three ended March 31, 2024 and 2023, respectively. The Company recorded an income tax benefit of ($242) and income tax expense of $338,843 for the three months ended March 31, 2024 and 2023, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to a U.S. federal valuation allowance.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. For the three months ended March 31, 2024 and 2023, the valuation allowance was $780,858 and $692,085, respectively.

The Company assesses its income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company’s policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and March 31, 2023.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (ASC 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. For public business entities, ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. The Company’s adoption of ASU 2202-03 did not have a material impact on its financial statements and disclosures.

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

Following the closing of the IPO on December 20, 2021, $116,725,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. This amount was comprised of $10.15 per Unit for the 11,500,000 Units sold in the IPO. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $116,725,000 ($10.15 per Unit) was placed in the Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 — Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,500,000 Private Placement Warrants (7,100,000 Private Placement Warrants when the underwriters’ over-allotment option was fully exercised on December 20, 2021), each exercisable to purchase one share of common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant. The sale of the Private Placement Warrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,100,000. Additionally, 2,300,000 Private Placement Warrants were issued in relation to the extension payments, at a price of $1.00 per warrant, for an aggregate purchase price of $9,400,000. Each Private Placement Warrant is identical to the Public Warrants, except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate the initial business combination by the Termination Date.

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

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021, the Company issued the Sponsor an aggregate of 2,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year following the date of the consummation of the Company’s initial business combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination or (2) if after a business combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property. The Sponsor did not transfer, assign or sell any of the Founder shares during the three months ended March 31, 2024 or March 31, 2023.

Private Placement Warrants

The Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants, which includes the purchase of 6,500,000 Private Placement Warrants simultaneously with the closing of the IPO, 600,000 Private Placement Warrants purchased by the Sponsor to account for the underwriters’ exercise of the over-allotment option, and 2,300,000 Private Placement Warrants issued in relation to the extension payments, at a price of $1.00 per warrant, for an aggregate purchase price of $9,400,000. Each Private Placement Warrant is identical to the Public Warrants, except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate the initial business combination by the Termination Date.

Administrative Services Agreement

The Sponsor, through the earlier of the Company’s consummation of the initial business combination and its liquidation, makes available to the Company certain general and administrative services, including office space, utilities, and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. The Company incurred $30,000 in operating cost associated with the administrative service fees during the three months ended March 31, 2024 and March 31, 2023.

Line of Credit

On June 30, 2023, we entered into a line of credit agreement (the “Line of Credit”) with Ault, which was subsequently amended twice, effective as of December 15, 2023 and March 5, 2024, which bears interest at 9.5% per annum. The Line of Credit agreement is for 12 months (unless a credit extension is granted by Ault) and provides for up to an aggregate of $1,200,000 of advances from the Sponsor under a promissory note. As of March 31, 2024, we had an outstanding principal advance balance of $887,743 and accrued interest of $16,058 under the Line of Credit agreement. The outstanding principal balance of the promissory note will become due and payable five business days after written demand for repayment is made by Ault. We can prepay any advances without penalty or premium upon notice. If any payment is not made within ten (10) days after the date such payment is due, we shall pay Ault a late fee equal to the lesser of (i) five percent (5%) of the amount of such unpaid amount or (ii) the maximum amount permitted to be charged under applicable law. As of the date of this report, we have not received a demand for repayment from Ault.

Note 6 — Commitments and Contingencies

Registration and Stockholder Rights

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

In connection with the Second Special Meeting, the Company redeemed 121,695 shares from its public stockholders at a redemption price of approximately $11.61 per share. There are 2,942,180 non-redeemed shares remaining as of the date of this quarterly report, of which 2,875,000 are held by the Sponsor. During the three months ended March 31, 2024, we recognized an additional $14,268 in excise tax payable related to share redemptions of 121,695 shares. As of March 31, 2024, the Company has recognized $1,214,906 in excise tax payable.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2024 and December 31, 2023, there were 2,875,000 shares of common stock outstanding, excluding 67,180 and 188,875 shares of common stock subject to possible redemption issued, respectively.

Founder Shares

On February 23, 2021, the Sponsor purchased 2,875,000 Founder Shares for an aggregate price of $25,000.

The Sponsor agreed, subject to certain limited exceptions, not to transfer, assign or sell their Founder Shares, for a period ending on the date that is the earlier of (A) one year following the date of the consummation of the Company’s initial business combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination or (2) if after a business combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property.

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

The Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants, which includes the purchase of 6,500,000 Private Placement Warrants simultaneously with the closing of the IPO, 600,000 Private Placement Warrants purchased by the Sponsor to account for the underwriters’ exercise of the over-allotment option, and 2,300,000 Private Placement Warrants issued in relation to the extension payments, at a price of $1.00 per warrant, for an aggregate purchase price of $9,400,000. Each Private Placement Warrant is identical to the Public Warrants, except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, Private Placement Warrants or placement rights, which will expire worthless if the Company does not consummate the initial business combination by the Termination Date.

All warrants relating to the IPO are financial instruments that are classified as equity in accordance with ASC Topic 815.

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

On August 18, 2023, the Company submitted a plan of compliance (the “Plan”) to the NYSE American addressing how it intends to regain compliance with these requirements by December 15, 2024. On September 27, 2023, the Company received notice from the NYSE American that it had accepted the Plan and granted a Plan period until December 15, 2024, in order to regain compliance. The Company’s progress toward regaining compliance is subject to periodic review by the NYSE American, including quarterly monitoring for compliance with the initiatives outlined in the Plan. However, there can be no assurance that the Company will be able to satisfy the NYSE American’s continued listing requirements, regain compliance with the Minimum Public Float and Minimum Public Holders requirements, or maintain compliance with the other listing requirements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in the Trust Account	$794,457	$794,457	$-	$-
Total	$794,457	$794,457	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in the Trust Account	$2,200,308	$2,200,308	$-	$-
Total	$2,200,308	$2,200,308	$-	$-

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2024 and the fiscal year ended December 31, 2023.

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

Overview

We are a blank check company incorporated in February 2021 (“Inception”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our “initial business combination” throughout this Quarterly Report. While our efforts to identify a target business may span many industries and regions worldwide, we are likely to focus our search for prospects within the technology sector, which has experienced significant disruption from new and emerging products and services. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

The unaudited financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

Our entire activity from Inception through March 31, 2024 relates to our formation, the IPO and since the closing of the IPO, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2024, we had net loss of $309,811, compared to a net income of $555,672 for the three months ended March 31, 2023. Net loss for the three months ended March 31, 2024 consisted of $20,963 in income from investments held in the Trust Account and $242 of an income tax benefit, offset by $314,958 in operating costs and $16,058 of interest expense. Net loss for the three months ended March 31, 2023 consisted of $1,253,403 in income from investments held in the Trust Account, offset by $358,888 in operating costs, $338,843 of income tax expense.

Liquidity and Capital Resources

Prior to the completion of the IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares, and the loan under an unsecured promissory note in the principal amount of $1,500,000 from our sponsor. Our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, together with additional loans from the Sponsor.

On December 13, 2022, we received notice from our Sponsor of the Sponsor’s intention to deposit $1,150,000 into the Trust Account (the “First Deposit”). The First Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the initial deadline of December 20, 2022 (12 months from the date of the IPO) until March 20, 2023. On March 15, 2023, we received notice from our Sponsor of the Sponsor’s intention to deposit another $1,150,000 into the Trust Account (the “Second Deposit” and together with the First Deposit, the “Deposits”). The Second Deposit was required to extend the period of time we have to consummate our initial business combination by three months from the first extension deadline of March 20, 2023 until June 20, 2023. The two automatic extensions that occurred on December 20, 2022 and March 20, 2023 were paid in full and the Sponsor received 2,300,000 Private Placement Warrants.

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

On June 30, 2023, we entered into a line of credit agreement (the “Line of Credit”) with Ault, which was subsequently amended twice, effective as of December 15, 2023 and March 5, 2024, which bears interest at 9.5% per annum. The Line of Credit agreement is for 12 months (unless a credit extension is granted by Ault) and provides for up to an aggregate of $1,200,000 of advances from the Sponsor under a promissory note. As of March 31, 2024, we had an outstanding principal advance balance of $887,743 and accrued interest of $16,058 under the Line of Credit agreement. The outstanding principal balance of the promissory note will become due and payable five business days after written demand for repayment is made by Ault. We can prepay any advances without penalty or premium upon notice. If any payment is not made within ten (10) days after the date such payment is due, we shall pay Ault a late fee equal to the lesser of (i) five percent (5%) of the amount of such unpaid amount or (ii) the maximum amount permitted to be charged under applicable law. As of the date of this report, we have not received a demand for repayment from Ault.

At March 31, 2024 and December 31, 2023, funds held in the Trust Account included $794,457 and $2,200,308, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC Topic 820 (as defined below). The funds were invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the three months ended March 31, 2024, the Company withdrew $1,426,814 in relation to common stock redemptions.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the three months ended March 31, 2024, cash used in operating activities was $366,047 primarily related to operating costs, payables, amortization of prepayments, and income taxes paid. For the three months ended March 31, 2023, cash used in operating activities was $335,705, primarily related to operating costs and payables.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of March 31, 2024, there were no Working Capital Loans.

We anticipate that we will need to borrow additional funds, through Working Capital Loans, to allow us to operate until we consummate a business combination or are forced to wind up operations if a business combination is not consummated before any applicable extensions expire. We intend to use the funds held outside the Trust Account, and any Working Capital Loans from our Sponsor, an affiliate of our Sponsor or certain of our directors and officers, primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

We accounted for the 8,625,000 Public Warrants and the 9,400,000 Private Placement Warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in ASC 480, and ASC 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of our control in which the holders of the shares underlying the contract also would receive cash, among other conditions for equity classification.

The Public Warrants and Private Placement Warrants were deemed to meet equity classification.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (ASC 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. For public business entities, ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Our adoption of ASU 2022-03 did not have a material impact on our financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Our management does not believe the adoption of ASU 2023-09 will have a material impact on our financial statements and disclosures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 11, 2024.

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

We received an aggregate of $2,331,995 of deposits into the Trust Account from our Sponsor for the payment of fees to extend the period of time we have to consummate our initial business combination until June 20, 2023. In June 2023, in connection with the vote to approve an amendment to the Certificate of Incorporation to extend the date we have to consummate our initial business combination until February 20, 2024, 11,311,125 shares of common stock were tendered for redemption at a per-share price of $10.61 for an aggregate redemption amount of approximately $120,063,828. In February 2024, in connection with the vote to approve another amendment to the Certificate of Incorporation to extend the date we have to consummate our initial business combination until December 20, 2024, 121,695 shares of common stock were tendered for redemption at a per-share price of $11.61 for an aggregate redemption amount of approximately $1,412,879.

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

Ault Disruptive Technologies Corporation

Dated: May 20, 2024	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2024	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Financial and Accounting Officer)

