Form 10-Q
period 2024-06-30
Ault Disruptive Technologies Corp
filed 2024-08-16
CIK 1864032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 16, 2024, there were 2,942,180 outstanding shares of the registrant’s common stock, $0.001 par value per share, of which 67,180 shares are subject to possible redemption.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

BALANCE SHEETS

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash	$866	$163,235
Prepaid expenses	42,500	10,873
Total current assets	43,366	174,108
Cash and marketable securities held in the trust account (the “Trust Account”)	794,122	2,200,308
Deferred tax asset, noncurrent	9,446	-
Total Assets	$846,934	$2,374,416
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$423,045	$256,937
Accrued expenses	66,834	48,985
Accrued excise tax	1,214,906	1,200,638
Income tax payable	3,393	132,353
Related party note payable	950,681	550,383
Total current liabilities	2,658,859	2,189,296
Deferred underwriting commissions	3,450,000	3,450,000
Total liabilities	6,108,859	5,639,296
Commitments
Common stock subject to possible redemption, 67,180 shares and 188,875 shares at redemption value as of June 30, 2024 and December 31, 2023, respectively(1)	794,845	2,201,557
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 67,180 and 188,875 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	2,875	2,875
Accumulated deficit	(6,059,645)	(5,469,312)
Total stockholders’ deficit	(6,056,770)	(5,466,437)
Total Liabilities, Commitments and Stockholders’ Deficit	$846,934	$2,374,416

(1)	Redemption value is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating costs	$239,040	$455,964	$553,998	$814,852
Loss from operations	(239,040)	(455,964)	(553,998)	(814,852)
Other income:
Income from investments held in the Trust Account	10,219	1,279,341	31,182	2,532,744
Interest expense, net	(21,812)	-	(37,870)	-
Total other (loss) income, net	(11,593)	1,279,341	(6,688)	2,532,744
Net (loss) income before income taxes	(250,633)	823,377	(560,686)	1,717,892
Provision for income taxes	(4,481)	298,033	(4,723)	636,876
Net (loss) income	$(246,152)	$525,344	$(555,963)	$1,081,016

Basic and diluted weighted average shares outstanding, common stock subject to redemption	67,180	10,505,615	101,281	11,000,061
Basic and diluted net (loss) income per share attributable to common stock subject to redemption	$(0.08)	$0.04	$(0.19)	$0.08
Basic and diluted weighted average shares outstanding, common stock	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.08)	$0.04	$(0.19)	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 1, 2024	2,875,000	$2,875	$-	$(5,469,312)	$(5,466,437)
Remeasurement adjustment on redeemable common stock, net(1)	-	-	-	(15,145)	(15,145)
Excise tax imposed on common stock redemptions				(14,268)	(14,268)
Net loss	-	-		(309,811)	(309,811)
Balance as of March 31, 2024	2,875,000	2,875	-	(5,808,536)	(5,805,661)
Remeasurement adjustment on redeemable common stock, net(1)	-	-	-	(4,957)	(4,957)
Net loss	-	-	-	(246,152)	(246,152)
Balance as of June 30, 2024	2,875,000	$2,875	$-	$(6,059,645)	$(6,056,770)

(1)	Remeasurement adjustment is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes for the period.

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 1, 2023	2,875,000	$2,875	$-	$(2,969,983)	$(2,967,108)
Remeasurement adjustment on redeemable common stock, net(1)	-	-	-	(872,023)	(872,023)
Net income	-	-		555,672	555,672
Balance as of March 31, 2023	2,875,000	2,875	-	(3,286,334)	(3,283,459)
Remeasurement adjustment on redeemable common stock, net(1)	-	-	-	(1,010,609)	(1,010,609)
Excise tax imposed on common stock redemptions	-	-		(1,200,638)	(1,200,638)
Net income	-	-	-	525,344	525,344
Balance as of June 30, 2023	2,875,000	$2,875	$-	$(4,972,236)	$(4,969,361)

(1)	Remeasurement adjustment is net of amounts eligible to be withdrawn from the Trust Account to pay franchise and income taxes for the period.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(555,963)	$1,081,016
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from investments held in the Trust Account	(31,182)	(2,532,744)
Changes in current assets and current liabilities:
Prepaid expenses	(31,627)	195,721
Accounts payable	166,108	439,808
Accrued expenses	17,849	(156,381)
Income tax payable	(138,406)	397,876
Net cash used in operating activities	(573,221)	(574,704)
Cash flows from investing activities:
Cash withdrawn from the Trust Account for tax obligations	10,554	851,339
Extension payments deposited into the Trust Account		(2,300,000)
Extension fee interest payments deposited into the Trust Account		(31,995)
Cash withdrawn from the Trust Account in connection with redemptions	1,426,814	120,063,828
Net cash provided by investing activities	1,437,368	118,583,172
Cash flows from financing activities:
Proceeds from related party notes payable	400,298	-
Proceeds from extension fees		2,300,000
Proceeds from extension fee interest earned		31,995
Payment from the Trust Account in connection with redemptions	(1,426,814)	(120,063,828)
Net cash used in financing activities	(1,026,516)	(117,731,833)

Net change in cash	(162,369)	276,635
Cash, beginning of the period	163,235	206,527
Cash, end of the period	$866	$483,162

Supplemental non-cash investing and financing activities:
Excise tax liability arising from redemption of common stock	$14,268	$1,200,638
Remeasurement of common stock subject to possible redemption	$20,102	$1,882,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

AULT DISRUPTIVE TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization

Ault Disruptive Technologies Corporation (the “Company,” “ADRT,” “we,” or “our”) is a blank check company organized on February 22, 2021, under the laws of the State of Delaware. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“initial business combination”).

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 22, 2021 through June 30, 2024, related to the Company’s formation, the initial public offering (“IPO” or “Public Offering”) described below and the search for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate nonoperating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Ault Disruptive Technologies Company, LLC, a Delaware limited liability company (the “Sponsor”), which is a wholly owned subsidiary of Ault Alliance, Inc., a Delaware corporation (NYSE American: AULT) (“Ault”).

Financing

The registration statement for the Company’s IPO was declared effective on December 15, 2021 (the “Effective Date”). On December 20, 2021, the Company consummated its IPO of 10,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one share of common stock, par value $0.001 per share and three-fourths of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. On December 20, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 11,500,000 and generated gross proceeds of $115,000,000.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 6,500,000 warrants (7,100,000 warrants when the underwriters’ over-allotment option was fully exercised on December 20, 2021) (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement. The sale of the Private Placement Warrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,100,000.

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

The Company must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned in the Trust Account) at the time of signing a definitive agreement in connection with the initial business combination. However, the Company will complete the initial business combination only if the post-business combination company in which its public stockholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a business combination successfully or on a timely basis.

On December 13, 2022, the Company received notice from the Sponsor of the Sponsor’s intention to deposit $1,150,000 into the Trust Account established in connection with the Company’s initial public offering (the “First Deposit”). The First Deposit was required to extend the period of time the Company will have to consummate its initial business combination by three months from the initial deadline of December 20, 2022 until March 20, 2023. When the Sponsor made the First Deposit, it received 1,150,000 Private Placement Warrants.

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

Trust Account

Following the closing of the IPO on December 20, 2021, $116,725,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. This amount was comprised of $10.15 per Unit for the 11,500,000 Units sold in the IPO. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $116,725,000 was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the consummation of the Company's initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemptions in connection with the Company's initial business combination or certain amendments to its charter prior thereto or to redeem 100% of the Company's public shares if the Company does not consummate its initial business combination by the Termination Date or (B) with respect to any other provision relating to stockholders' rights or pre-initial business combination activity; or (iii) absent an initial business combination by the Termination Date, the Company's return of the funds held in the Trust Account to its public stockholders as part of its redemption of the public shares.

If the Company is unable to consummate its initial business combination, the Company's public stockholders may receive only approximately $10.35 per public share on the liquidation of the Trust Account and its Public Warrants will expire worthless.

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

All common stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC Topic 480”). The Company will proceed with a business combination if the Company seeks stockholder approval and a majority of the issued and outstanding shares cast are voted in favor of the business combination. Following the Second Special Meeting, the Company’s Certificate of Incorporation provides that the Company will have until the Termination Date to consummate its initial business combination. If the Company has not consummated an initial business combination by the Termination Date, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, if any (less up to $50,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial business combination by the Termination Date.

The Sponsor and each member of its management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (defined in Note 7), Private Placement Warrants and Public Shares held by them (ii) to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s Certificate of Incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of common stock the right to have their shares redeemed in connection with the initial business combination or to redeem 100% of the public shares if the Company does not complete the initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of shares of common stock or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Warrants they hold if the Company fails to consummate an initial business combination by the Termination Date (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial business combination within the prescribed time frame).

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written confidentiality or similar agreement, letter of intent, or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.35 per public share, and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses, or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Merger Agreement

On June 23, 2024, ADRT entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among ADRT, ADRT Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of ADRT (“Merger Sub”), and Gresham Worldwide, Inc., a California corporation (“Gresham”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Merger Sub was intended to merge with and into Gresham (the “Merger”), with Gresham being the surviving corporation and thereby becoming a wholly owned subsidiary of ADRT. Upon the Closing of the Business Combination (the “Effective Time”), it was expected that ADRT would be renamed Gresham Worldwide, Inc., and thereafter remain listed on the NYSE American under a new ticker symbol, “GWWI.”

While each of ADRT and Gresham is a publicly traded corporation, Ault beneficially owns a majority of each of ADRT’s and Gresham’s shares of common stock and the Boards of Directors of Ault, ADRT and Gresham consist of several identical members. As such, the Business Combination is a related party transaction.

The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of ADRT and Gresham. The Business Combination was targeted to be consummated in the fourth quarter of 2024, after receipt of the required approval by the stockholders of ADRT, the required approval of the shareholders of Gresham and the fulfilment of certain other terms and conditions set forth in the Merger Agreement.

However, on August 14, 2024, Gresham filed a petition for reorganization under Chapter XI of the bankruptcy laws. Consequently, ADRT was required to terminate the Merger Agreement, which it did on August 15, 2024.  It is uncertain whether we will enter into a new agreement and plan of merger with a third party.

Liquidity and Going Concern

As of June 30, 2024, the Company had cash of $866 held outside of the Trust Account and a working capital deficit of $2,615,493. As of June 30, 2024, the Company had marketable securities held in the Trust Account of approximately $794,122, consisting of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Investment and interest income on the balance in the Trust Account may be used by the Company to pay taxes. During the three months and six months ended June 30, 2024, $10,219 and $31,182, respectively, of income from investments held in the Trust Account was earned.

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

It is uncertain whether we will be able to consummate an initial business combination by December 20, 2024 or obtain working capital loans from the Sponsor. If an initial business combination is not consummated by the required date pursuant to the rules of the NYSE American, there will be a mandatory liquidation and subsequent dissolution, presuming that the Company remains listed on the NYSE American. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through working capital loans. There is no assurance that working capital loans will be available to us or that any plans to consummate an initial business combination will be successful.

Risks and Uncertainties

The Company has a limited operating history and has not yet generated revenue from intended operations. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions, including but not limited to, credit risk, changes to regulations governing the Company’s industry, and the outbreak or escalation of wars including, but not limited to, conflicts between Russia and Ukraine and between Israel and Hamas and other groups or states in the region, and the relationship between China and the U.S. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

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

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to our charter or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our charter or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination. As of December 31, 2023, we recognized approximately $1,200,638 in excise tax payable related to share redemptions. During the three months ended March 31, 2024, we recognized an additional $14,268 in excise tax payable related to share redemptions of 121,695 shares. As of June 30, 2024, the Company has recognized $1,214,906 in excise tax payable.

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

Common Stock Subject to Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times shares of common stock will be classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 67,180 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet at June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, the shares of common stock reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to possible redemption as of December 31, 2023	$2,201,557
Less:
Redemptions of common stock	(1,426,814)
Plus:
Remeasurement of carrying value to redemption value	15,145
Common stock subject to possible redemption as of March 31, 2024	789,888
Plus:
Remeasurement of carrying value to redemption value	4,957
Common stock subject to possible redemption as of June 30, 2024	$794,845

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $866 and $163,235 in cash and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, there were no amounts yet to be remitted to tax authorities. As of December 31, 2023, $157,339 had yet to be remitted to tax authorities.

Marketable Securities Held in the Trust Account

At June 30, 2024 and December 31, 2023, funds held in the Trust Account included $794,122 and $2,200,308, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC Topic 820 (as defined below). The funds were invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs Associated with the IPO

The Company complies with the requirements of ASC Topic 340-10-S99-1, Other Assets and Deferred Costs, and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs associated with warrants and shares of common stock not subject to redemption are charged to stockholders’ deficit. The Company incurred offering costs amounting to $6,297,333, consisting of $2,513,333 of underwriting commissions, $3,000,000 of deferred underwriting commissions, and $784,000 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $825,000 in transaction costs for aggregate transaction costs of $7,122,333, consisting of $2,888,333 of underwriting commissions, $3,450,000 of deferred underwriting commissions and $784,000 of other offering costs.

Warrant Instruments

The Company accounted for the 8,625,000 Public Warrants and the 9,400,000 Private Placement Warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in ASC Topic 480 and ASC Topic 815, Derivatives and Hedging, (“ASC Topic 815”). The assessment considered whether the instruments are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, or whether the instruments meet all of the requirements for equity classification under ASC Topic 815, including whether the instruments are indexed to the Company’s own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, as well as other conditions, for equity classification. The Public and Private Placement Warrants met the criteria for equity classification.

Net (Loss) Income per Share of Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. At June 30, 2024 and 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share:

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Common Stock Subject to Redemption	Non- Redeemable Common Stock	Common Stock Subject to Redemption	Non- Redeemable Common Stock
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(5,620)	$(240,532)	$(18,819)	$(537,044)
Denominator:
Basic and diluted weighted average shares outstanding	67,180	2,875,000	101,281	2,875,000

Basic and diluted net loss per share of common stock	$(0.08)	$(0.08)	$(0.19)	$(0.19)

The following table reflects the calculation of basic and diluted net income per common share:

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Common Stock Subject to Redemption	Non- Redeemable Common Stock	Common Stock Subject to Redemption	Non- Redeemable Common Stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$412,467	$112,877	$857,023	$223,993
Denominator:
Basic and diluted weighted average shares outstanding	10,505,615	2,875,000	11,000,061	2,875,000

Basic and diluted net income per share of common stock	$0.04	$0.04	$0.08	$0.08

Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes (“ASC Topic 740”). The Company’s effective tax rate (“ETR”) from operations was 1.2% and 0.8% for the three and six months ended June 30, 2024, respectively, and 36% and 37% for the three and six months ended June 30, 2023, respectively. The Company recorded an income tax benefit of ($4,481) and ($4,723) for the three and six months ended June 30, 2024, respectively, and income tax expense of $298,033 and $636,876 for the three and six months ended June 30, 2023, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to a U.S. federal valuation allowance.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. For the three and six months ended June 30, 2024, the valuation allowance was $780,858 and $678,364, respectively.

The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it had no uncertain tax positions as of June 30, 2024 and 2023. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (ASC 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. For public business entities, ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. The Company’s adoption of ASU 2202-03 did not have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021, the Company issued the Sponsor an aggregate of 2,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year following the date of the consummation of the Company’s initial business combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, all Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination or (2) if after a business combination there is a transaction whereby all of the Company’s stockholders have the right to exchange their shares for cash, securities or other property. The Sponsor did not transfer, assign or sell any of the Founder Shares during the six months ended June 30, 2024 or June 30, 2023.

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

Administrative Services Agreement

The Sponsor, through the earlier of the Company’s consummation of the initial business combination and its liquidation, makes available to the Company certain general and administrative services, including office space, utilities, and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. The Company incurred $30,000 and $60,000 in operating cost associated with the administrative service fees for each of the three and six months ended June 30, 2024 and 2023, respectively.

Line of Credit

On June 30, 2023, we entered into a line of credit agreement (the “Line of Credit”) with Ault, which was subsequently amended twice, effective as of December 15, 2023 and March 5, 2024, which bears interest at 9.5% per annum. The Line of Credit agreement is for 18 months (unless a credit extension is granted by Ault) and provides for up to an aggregate of $1,200,000 of advances from the Sponsor under a promissory note. As of June 30, 2024, we had an outstanding principal advance balance of $950,681 and accrued interest of $37,871 under the Line of Credit agreement. The outstanding principal balance of the promissory note will become due and payable five business days after written demand for repayment is made by Ault. We can prepay any advances without penalty or premium upon notice. If any payment is not made within ten (10) days after the date such payment is due, we shall pay Ault a late fee equal to the lesser of (i) five percent (5%) of the amount of such unpaid amount or (ii) the maximum amount permitted to be charged under applicable law. As of the date of this report, we have not received a demand for repayment from Ault.

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

In connection with the Second Special Meeting, the Company redeemed 121,695 shares from its public stockholders at a redemption price of approximately $11.61 per share. There are 2,942,180 non-redeemed shares remaining as of the date of this quarterly report, of which 2,875,000 are held by the Sponsor. During the three months ended March 31, 2024, we recognized an additional $14,268 in excise tax payable related to share redemptions of 121,695 shares. As of June 30, 2024, the Company has recognized $1,214,906 in excise tax payable.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2024 and December 31, 2023, there were 2,875,000 shares of common stock outstanding, excluding 67,180 and 188,875 shares of common stock subject to possible redemption issued, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in the Trust Account	$794,112	$794,112	$-	$-
Total	$794,112	$794,112	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in the Trust Account	$2,200,308	$2,200,308	$-	$-
Total	$2,200,308	$2,200,308	$-	$-

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2024 and the fiscal year ended December 31, 2023.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based on this, other than those discussed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On August 15, 2024, we entered into a third amendment to the Line of Credit with Ault, which bears interest at 9.5% per annum. The Line of Credit provides for up to an aggregate of $ 1,500,000 of advances from Ault.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “ADRT” “our,” “us” or “we” refer to Ault Disruptive Technologies Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in February 2021 (“Inception”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our “initial business combination” throughout this Quarterly Report. While our efforts to identify a target business may span many industries and regions worldwide, we are likely to focus our search for prospects within the technology sector, which has experienced significant disruption from new and emerging products and services. We have entered into an Agreement and Plan of Merger as discussed below. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We believe that Gresham Worldwide, Inc., which is discussed below under the heading “Merger Agreement,” constitutes a business with disruptive technologies that our management team believes can achieve mainstream adoption and create opportunities for long-term appreciation in value.

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

Our executive offices are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141, and our telephone number is (949) 444-5464.

Merger Agreement

On June 23, 2024, ADRT entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among ADRT, ADRT Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of ADRT (“Merger Sub”), and Gresham Worldwide, Inc., a California corporation (“Gresham”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Merger Sub was intended to merge with and into Gresham (the “Merger”), with Gresham being the surviving corporation and thereby becoming a wholly owned subsidiary of ADRT. Upon the Closing of the Business Combination (the “Effective Time”), it was expected that ADRT would be renamed Gresham Worldwide, Inc., and thereafter remain listed on the NYSE American under a new ticker symbol, “GWWI.”

However, on August 14, 2024, Gresham filed a petition for reorganization under Chapter XI of the bankruptcy laws. Consequently, ADRT was required to terminate the Merger Agreement, which it did on August 15, 2024. It is uncertain whether we will enter into a new agreement and plan of merger with a third party.

Going Concern

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we have until December 20, 2024 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time we have to complete a business combination has not been approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of our company. We have determined that mandatory liquidation and potential subsequent dissolution, coupled with our working capital deficit, raise substantial doubt about our ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 20, 2024. We intend to continue to complete a business combination before the mandatory liquidation date.

The unaudited financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

Our entire activity from Inception through June 30, 2024 relates to our formation, the IPO and since the closing of the IPO, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2024 and June 30, 2023, we had a net loss of $246,152 and net income of $525,344, respectively. Net loss for the three months ended June 30, 2024 consisted of $10,219 in income from investments held in the Trust Account and $4,481 of an income tax benefit, offset by $239,040 in operating costs and $21,812 of interest expense. Net income for the three months ended June 30, 2023 consisted of $1,279,341 in income from investments held in the Trust Account, offset by $455,964 in operating costs and $298,033 of income tax expense.

For the six months ended June 30, 2024 and June 30, 2023, we had a net loss of $555,963 and net income of $1,081,016, respectively. Net loss for the six months ended June 30, 2024 consisted of $31,182 in income from investments held in the Trust Account and $4,723 of an income tax benefit, offset by $553,998 in operating costs and $37,870 of interest expense. Net income for the six months ended June 30, 2023 consisted of $2,532,744 in income from investments held in the Trust Account, offset by $814,852 in operating costs and $636,876 of income tax expense.

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

On June 30, 2023, we entered into a line of credit agreement (the “Line of Credit”) with Ault, which was subsequently amended three times, effective as of December 15, 2023, March 5, 2024 and August 15, 2024, which bears interest at 9.5% per annum. The term of the Line of Credit agreement is for 18 months from June 30, 2023, its date of execution (unless a credit extension is granted by Ault) and provides for up to an aggregate of $ 1,500,000 of advances from the Sponsor under a promissory note. As of June 30, 2024, we had an outstanding principal advance balance of $950,681 and accrued interest of $37,871 under the Line of Credit agreement. The outstanding principal balance of the promissory note will become due and payable five business days after written demand for repayment is made by Ault. We can prepay any advances without penalty or premium upon notice. If any payment is not made within ten (10) days after the date such payment is due, we shall pay Ault a late fee equal to the lesser of (i) five percent (5%) of the amount of such unpaid amount or (ii) the maximum amount permitted to be charged under applicable law. As of the date of this report, we have not received a demand for repayment from Ault.

At June 30, 2024 and December 31, 2023, funds held in the Trust Account included $794,112 and $2,200,308, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosures. The funds were invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the six months ended June 30, 2024, we withdrew $1,426,814 in relation to common stock redemptions.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the six months ended June 30, 2024, cash used in operating activities was $573,221 primarily related to operating costs, payables, expenses, and income taxes paid. For the six months ended June 30, 2023, cash used in operating activities was $574,704, primarily related to operating costs, income from investments held in the Trust Account, payables, expenses, and income taxes paid.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of June 30, 2024, there were no Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services to us. We began incurring these fees on January 1, 2022 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

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

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with the guidance in accounting standards codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC Topic 480”). Shares of common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Net Loss per Share of Common Stock

We comply with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. At June 30, 2024 and 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivatives

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We accounted for the 8,625,000 Public Warrants and the 9,400,000 Private Placement Warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in ASC Topic 480 and ASC Topic 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, or whether the instruments meet all of the requirements for equity classification under ASC Topic 815, including whether the instruments are indexed to our common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of our control in which the holders of the shares underlying the contract also would receive cash, among other conditions for equity classification.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We received an aggregate of $2,331,995 of deposits into the Trust Account from our Sponsor for the payment of fees to extend the period of time we have to consummate our initial business combination until June 20, 2023. In June 2023, in connection with the vote to approve an amendment to the Certificate of Incorporation to extend the date by which we must have consummated our initial business combination until February 20, 2024, 11,311,125 shares of common stock were tendered for redemption at a per-share price of $10.61 for an aggregate redemption amount of approximately $120,063,828. In February 2024, in connection with the vote to approve another amendment to the Certificate of Incorporation to extend the date we have to consummate our initial business combination until December 20, 2024, 121,695 shares of common stock were tendered for redemption at a per-share price of $11.61 for an aggregate redemption amount of approximately $1,412,879.

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

There has been no other material change in the planned use of the proceeds from the IPO, the Private Placement, and extension fees.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
2.1+#	Agreement and Plan of Merger, dated as of June 23, 2024, by and among Ault Disruptive Technologies Corporation, ADRT Merger Sub, Inc., and Gresham Worldwide, Inc. Incorporated herein by reference to the Current Report on Form 8-K filed on June 27, 2024, as Exhibit 2.1 thereto.
3.1	Certification of Incorporation. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 3.1 thereto.
3.2	Amended and Restated Certificate of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 20, 2021, as Exhibit 3.1 thereto.
3.3	By-Laws. Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 5, 2021, as Exhibit 3.3 thereto.
3.4	Amendment to Amended and Restated Certificate of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on June 16, 2023, as Exhibit 3.1 thereto.
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on February 16, 2024, as Exhibit 3.1, thereto.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.
#	Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ault Disruptive Technologies Corporation

Dated: August 16, 2024	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2024	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Financial and Accounting Officer)

